Form 10-Q
period 2010-02-28
ALARMING DEVICES, INC.
filed 2010-04-02
CIK 1449097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	February 28, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-157010

ALARMING DEVICES, INC.
(Exact name of registrant as specified in its charter)

Nevada			26-3062327
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, NV 89703-4934
(Address of principal executive offices) (Zip Code)

775-284-3707
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐			Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)			Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 28, 2010, the registrant had 5,340,000 shares of common stock, $0.001 par value, issued and outstanding.

ALARMING DEVICES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

FEBRUARY 28, 2010

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

ALARMING DEVICES, INC.

(A Development Stage Company)

BALANCE SHEETS

	February 28, 2010	August 31, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$ 12,542	$ 2,805
TOTAL ASSETS	$ 12,542	$ 2,805

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 8,500	$ 7,628
Due to related party	22,565	9,395
TOTAL CURRENT LIABILITIES	$ 31,065	$ 17,023

STOCKHOLDER’S EQUITY (DEFICIT )
Capital stock (Note 5)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
5,340,000 and 5,00,000 shares of common stock as of February 28, 2010 and August 31, 2009)	5,340	5,000
Additional Paid-in Capital	9,860	-
Deficit accumulated during the development stage	(33,723)	(19,218)
Total stockholder’s (deficit)	$ (18,523)	$ (14,218)
Total Liabilities and Stockholder’s Equity (Deficit)	$ 12,542	$ 2,805

The accompanying notes are an integral part of these financial statements

ALARMING DEVICES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months February 28, 2010	Six months February 28, 2010	Three months February 28, 2009	Six months February 28, 2009	From July 22, 2008 (date of inception) to February 28, 2010

REVENUE
Revenue	$ -	$ -	$ -	$ -	$ -
Total revenue	-				-

EXPENSES
Office and general	8,135	9,505	740	2,135	12,835
Professional fees	2,000	5,000	4,888	10,388	20,888
Total operating expense	10,135	14,505	5,628	12,523	33,723

NET INCOME (LOSS)	$ (10,135)	$ (14,505)	$ (5,628)	$ (12,523)	$ (33,723)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	5,313,211	5,155,740	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

ALARMING DEVICES, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (July 22, 2008) TO FEBRUARY 28, 2010

	Common Stock		Additional Paid-in Capital	Share Subscription Receivable	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Balance July 22, 2008	-	$ -	$ -	$ -	$ -	$ -

Stock issued for cash on August 11, 2008 at $0.001	5,000,000	5,000	-	(5,000)	-	-
Net Loss for the period ended August 31, 2008					-	-
Balance, August 31, 2008	5,000,000	5,000		(5,000)	-	-
Share subscription received				5,000		5,000
Net Loss for the year ended August 31, 2009					(19,218)	(19,218)
Balance, August 31, 2009	5,000,000	$ 5,000	$ -	-	$ (19,218)	$ (14,218)
Stock issued for Cash on December 2009 at $0.03	340,000	340	9,860			10,200
Net Loss for the six months ended February 28, 2010					(14,505)	(14,505)
Balance, February 28, 2010 (unaudited)	5,340,000	$ 5,340	$ 9,860	-	$ (33,723)	$ (18,523)

The accompanying notes are an integral part of these financial statements

ALARMING DEVICES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Six months Ended February 28, 2010	Six months Ended February 28, 2009	July 22, 2008 (date of inception) to February 28, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (14,505)	$ (12,523)	$ (33,723)
Adjustment to reconcile net loss to net cash used in operating activities
Increase (decrease) in accrued expenses	872	7,251	8,500
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(13,633)	(5,272)	(25,223)

CASH FLOWS FROM INVESTING ACTIVITIES			-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Related Party Loan	13,170	2,395	22,565
Proceeds from sale of common stock	10,200	5,000	15,200

NET CASH PROVIDED BY FINANCING ACTIVITIES	23,370	7,393	37,765

NET INCREASE (DECREASE) IN CASH	9,737	2,123	12,542

CASH, BEGINNING OF PERIOD	2,805	-	-

CASH, END OF PERIOD	$ 12,542	$ 2,123	$ 12,542

Supplemental cash flow information and noncash financing activities:

Cash paid for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

ALARMING DEVICES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

February 28, 2010

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Alarming Devices, Inc. (“Company”) is in the initial development stage and has incurred losses since inception totalling $33,723 The Company was incorporated on July 22, 2008 in the State of Nevada and established a fiscal year end of August. The Company is a development stage company and intends to import from China and supply a reliable and affordable home and commercial wireless alarm system.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders' equity (deficit) and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income Taxes

The Company follows the liability method of accounting for income taxes in accordance with ASC 740. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

ALARMING DEVICES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

February 28, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with ASC 830, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented. Related translation adjustments are reported as a separate component of stockholder’s equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Share Based Expenses

In December 2004, the Financial Accounting Standards Board (“FASB”) issued ASC 718 and 505 “Share Based Payment.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted ASC 718 and 505 upon creation of the company and expenses share based costs in the period incurred.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”) “Revenue Recognition (ASC 605), Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force (“EITF”). This ASU provides amendments to the criteria in FASB ASC 605-25 for separating consideration in multiple-deliverable arrangements. ASU 2009-13 changes existing rules regarding recognition of revenue in multiple deliverable arrangements and expands ongoing disclosures about the significant judgments used in applying its guidance. It will be effective for revenue arrangements entered into or materially modified in the fiscal year beginning on or after June 15, 2010. Early adoption is permitted on a prospective or retrospective basis. The adoption of FASB ASC 2009-13 will not have a material impact on our financial statements.

In June 2009, the FASB issued FASB ASC 820-10, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This ASC provides additional guidance for estimating fair value in accordance with FASB ASC 820-10, when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly.

ALARMING DEVICES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

February 28, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

This ASC is effective for interim and annual reporting periods that ended after June 15, 2009. The ASC does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this ASC requires comparative disclosures only for periods ending after initial adoption. The adoption of FASB ASC 820-10 did not have a material impact on our financial statements.

On July 1, 2009, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification TM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company’s financial statements.

In May 2008, the FASB affirmed the consensus of FASB ASC 470-20, “Debt with Conversion and other Options (Including Partial Cash Settlement),” which applies to all convertible debt instruments that have a net settlement feature; which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FASB ASC 470-20 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FASB ASC 470-20 was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of FASB ASC 470-20 did not have an impact on our financial statements.

ALARMING DEVICES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

February 28, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In April 2008, the FASB issued FASB ASC 350-30, “General Intangibles Other than Goodwill.” FASB ASC 350-30 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB ASC 350-30, “General Intangibles Other than Goodwill.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations after their acquisitions. FASB ASC 350-30 was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Since this guidance applied prospectively, on adoption, there was no impact to our financial statements.

In February 2008, the FASB amended FASB ASC 820, which delayed the effective date of FASB ASC 820 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The full adoption of FASB ASC 820 did not have a material impact on our financial position, results of operations or cash flows.

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have cash nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares. As of February 28, 2010, the Company had issued 5,000,000 Founder’s shares at $0.001 per share for net funds received by the Company of $5,000 and 340,000 common shares at $0.03 per share for net funds received of $10,200

ALARMING DEVICES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

February 28, 2010

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of ASC 825 and ASC 820, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

NOTE 4 – STOCK TRANSACTION

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of February 28, 2010, the Company has not granted any stock options and has not recorded any stock-based compensation.

On August 11, 2008, the Company issued 5,000,000 shares of the common stock in the Company at $0.001 per share for $5,000 to the director of the Company. During December, 2009 the Company issued 340,000 Common Shares at $0.03 per share for $10,200

NOTE 5 – STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of February 28, 2010:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 5,340,000 shares issued and outstanding

NOTE 6 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

ALARMING DEVICES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

February 28, 2010

NOTE 6 – INCOME TAXES (continued)

The components of the Company’s deferred tax asset as of February 28, 2010 are as follows:

February 28, 2010
Net operating loss carry forward	$33,723
Tax at statutory rate	35%
Deferred tax asset	$11,803
Valuation allowance	(11,803)
Net deferred tax asset	$0

The net federal operating loss carry forward will expire between 2027 and 2028. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 7 – Related - Party Transactions

As of February 28, 2010, the Company received advances from a Director in the amount of $22,565. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 8– Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

Item 2. Management`s Discussion and Analysis of Financial Condition and Results of Operations

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

Alarming Devices, Inc. ("Alarming Devices", "the Company", “our” or "we") was incorporated in the State of Nevada as a for-profit company on July 22, 2008. We are a development stage company that intends to import from China and supply a reliable and affordable home and commercial wireless alarm system to resellers and distributors in North America. The company will import and distribute through certified resellers that will install and provide end user support. The company will also allow resellers to customer label the products so they could have the opportunity to create their own “house” brand. The Company would import and hold products with a shipping agent that would pick and ship for the company contractually to help control fixed costs.

The Company intends to seek a master distributor in North America who already supplies the alarm industry. The Master Distributor will have exclusive reseller rights throughout the territory; product manufactured specifically for Alarming Devices will be shipped directly from the manufacturer to the master distributor.

Plan of Operation

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended February 28, 2010 we had $12,542 of cash on hand. We incurred operating expenses in the amount of $33,723 since July 22, 2008 to February 28, 2010. These operating expenses were comprised of professional fees and office and general expenses.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We have registered 2,000,000 of or our common stock for sale to the public. Our registration statement became effective on November 30, 2009 and we are in the process of seeking equity financing to fund our operations over the next 12 months.

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If Alarming Devices is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be very difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering described herein and failure thereof would result in Alarming Devices having to seek capital from other resources such as debt financing, which may not even be available to the company. However, if such financing were available, because Alarming Devices is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If Alarming Devices cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in Alarming Devices common stock would lose all of their investment.

Our specific goal is to import and supply an affordable wireless alarm system.  We intend to accomplish the foregoing through the following milestones:

In summary, we anticipate that we will be fully operational within 360 days after the end of the sale of our stock.

THREE MONTH PERIOD ENDING FEBRUARY 28, 2010 AS COMPARED TO THE THREE MONTH PERIOD ENDING FEBRUARY 28, 2009

The Company incurred a net loss of $10,135 for the three-month period ended February 28, 2010, compared with a net loss of $5,628 for the three month period ended February 28, 2009. This was mainly due to lower audit and accounting and initial legal costs, offset by filing and transfer fees.

SIX  MONTH PERIOD ENDING FEBRUARY 28, 2010 AS COMPARED TO THE SIX MONTH PERIOD ENDING FEBRUARY 28, 2009

The Company incurred a net loss of $14,505 for the six-month period ended February 28, 2010, compared with a net loss of $12,523 for the period ended February 28, 2009.  This too was mainly due to lower audit and accounting and legal costs, offset again by filing and transfer fees.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of February 28, 2010 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as February 28, 2010 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not affect the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can affect the Company's results and its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to  segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

3.1	Articles of Incorporation [1]

3.2	By-Laws [1]

31.1     Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1     Section 1350 Certification of Chief Financial Officer

32.2	Section 1350 Certification of Chief Financial Officer **

[1]	Incorporated by reference from the Company’s filing with the Commission on January 29, 2009.
*	Included in Exhibit 31.1
**	Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALARMING DEVICES, INC.

BY:	/s/ Andre Luiz Nascimento Moreira

Andre Luiz Nascimento Moreira

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer

Dated: April 1, 2010.