Form 10-K
period 2010-05-31
ALARMING DEVICES, INC.
filed 2010-06-25
CIK 1449097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	May 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-157010

ALARMING DEVICES, INC.
(Exact name of registrant as specified in its charter)

Nevada			26-3062327
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Large accelerated filer [ ]			Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)			Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes [|X]| No [| ]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 31, 2010, the registrant had 5,340,000 shares of common stock, $0.001 par value, issued and outstanding.

ALARMING DEVICES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

MAY 31, 2010

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

ALARMING DEVICES, INC.
(A Development Stage Company)

BALANCE SHEETS

	May 31, 2010	August 31, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$10,270	$2,805
TOTAL ASSETS	$10,270	$2,805

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$10,700	$7,628
Due to related party	22,565	9,395
TOTAL CURRENT LIABILITIES	$33,265	$17,023

STOCKHOLDER’S EQUITY (DEFICIT )
Capital stock (Note 5)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
5,340,000 and 5,00,000 shares of common stock as of May 31, 2010 and August 31, 2009)	5,340	5,000
Additional Paid-in Capital	9,860	-
Deficit accumulated during the development stage	(38,195)	(19,218)
Total stockholder’s (deficit)	$(22,995)	(14,218)
Total Liabilities and Stockholder’s Equity (Deficit)	10,270	$2,805

The accompanying notes are an integral part of these financial statements

ALARMING DEVICES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
 (Unaudited)

	Three months May 31, 2010	Three months May 31, 2009	Nine months May 31, 2010	Nine months May 31, 2009	From July 22, 2008 (date of inception) to May 31, 2010

REVENUE
Revenue	$-	$-	$-	$-	$-
Total revenue	-	-	-	-	-

EXPENSES
Office and general	973	-	10,477	2,135	13,807
Professional fees	3,500	-	8,500	10,388	24,388
Total operating expense	4,473	-	18,977	12,523	38,195

NET INCOME (LOSS)	$(4,473)	$-	$(18,977)	$(12,523)	$(38,195)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	5,340,000	5,000,000	5,217,835	5,000,000

The accompanying notes are an integral part of these financial statements

ALARMING DEVICES, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FROM INCEPTION (July 22, 2008) TO MAY 31, 2010

	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Share Subscription Receivable	Deficit Accumulated During the Development Stage			Total

Balance July 22, 2008	-	$-	$-	$-		$-		$-

Stock issued for cash on August 11, 2008 at $0.001	5,000,000	5,000	-	(5,000)		-		-
Net Loss for the period ended August 31, 2008						-		-
Balance, August 31, 2008	5,000,000	5,000		(5,000)		-		-
Share subscription received				5,000				5,000
Net Loss for the year ended August 31, 2009						(19,218)		(19,218)
Balance, August 31, 2009	5,000,000	$5,000	$-	-		$(19,218	)-	$(14,218)
Stock issued for Cash on December 2009 at $0.03	340,000	340	9,860					10,200
Net Loss for the nine months ended May 31, 2010						(18,977)		(18,977)
Balance, May 31 ,2010 (Unaudited)	5,340,000	$5,340	$9,860	-	$	(38,195)		$(22,995)

The accompanying notes are an integral part of these financial statements

ALARMING DEVICES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine months Ended May 31, 2010	Nine months Ended May 31, 2009	July 22, 2008 (date of inception) to May 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (18,977)	$ (12,523)	$ (38,195)
Adjustment to reconcile net loss to net cash used in operating activities
Increase (decrease) in accrued expenses	3,072	5,128	10,700
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(15,905)	(7,395)	(27,495)

CASH PROVIDE FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Related Party Loan	13,170	2,395	22,565
Proceeds from sale of common stock	10,200	5,000	15,200

NET CASH PROVIDED BY FINANCING ACTIVITIES	23,370	7,395	37,765

NET INCREASE (DECREASE) IN CASH	7,465	-	10,270

CASH, BEGINNING OF PERIOD	2,805	-	-

CASH, END OF PERIOD	$ 10,270	$ -	$ 10,270

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$ -	$ -

Income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements

ALARMING DEVICES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

May 31, 2010

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Alarming Devices, Inc. (“Company”) is in the initial development stage and has incurred losses since inception totalling $38,195 The Company was incorporated on July 22, 2008 in the State of Nevada and established a fiscal year end of August.  The Company is a development stage company and intends to import from China and supply a reliable and affordable home and commercial wireless alarm system.

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
A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

May 31, 2010

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

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

ALARMING DEVICES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

May 31, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In  February  2010,  the FASB issued  Accounting  Standards  Update  ("ASU") No.2010-09,  "Amendments to Certain Recognition and Disclosure  Requirements" ("ASU2010-09"),  which is included in the FASB Accounting Standards Codification (the "ASC") Topic 855 (Subsequent Events). ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued.  ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company's financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.   As of May 31, 2010, the Company had issued 5,000,000 Founder’s shares at $0.001 per share for net funds received by the Company of $5,000 and 340,000 common shares at $0.03 per share for net funds received of $10,200

ALARMING DEVICES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

May 31, 2010

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As of May 31, 2010, the Company has not granted any stock options and has not recorded any stock-based compensation.

On August 11, 2008, the Company issued 5,000,000 shares of the common stock in the Company at $0.001 per share for $5,000 to the director of the Company.  During December, 2009 the Company issued 340,000 Common Shares at $0.03 per share for $10,200

NOTE 5 – STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of May 31, 2010:
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

ALARMING DEVICES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

May 31, 2010

NOTE 6 – INCOME TAXES (continued)

The components of the Company’s deferred tax asset as of May 31, 2010 are as follows:

May 31, 2010
Net operating loss carry forward	$38,195
Tax at statutory rate	35%
Deferred tax asset	$13,368
Valuation allowance	(13,368)
Net deferred tax asset	$0

The net federal operating loss carry forward will expire between 2027 and 2028.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 7 – Related - Party Transactions

As of May 31, 2010, the Company received advances from a Director in the amount of $22,565. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

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

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended May 31, 2010 we had $10,270 of cash on hand. We incurred operating expenses in the amount of $38,195 since July 22, 2008 to May 31, 2010. These operating expenses were comprised of professional fees and office and general expenses.

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

Our specific goal is to import and supply an affordable wireless alarm system.  We intend to accomplish the foregoing through the following milestones:

1.
Our president plans to begin secure a licensing/purchase agreement with a company that owns some proprietary radio technology that would become the backbone of the Company’s product line. Then the President would contact factories in China and then travel to negotiate prices, approve prototypes and do all the necessary arrangements. We expect to complete this step within 120 days after we have raised enough funds.

2.
We intend to search for a suitable location for storage, to order some of alarms and have them shipped from China and stored for future sales. Even though the Company would prefer to drop ship from our manufacturer in directly to our distributors the Company will have to store some inventory back up in case of manufacturing delays in China. We also intend to hire an outside web designer to develop our website. We expect to have our products in stock and our website ready within 300 days after we have raised enough funds.

3.	As soon as our website is operational, we will begin to market our product on TV commercials. Marketing is an ongoing matter that will continue during the life of our operations

In summary, we anticipate that we will be fully operational within 360 days after we have raised enough funds.

THREE MONTH PERIOD ENDING MAY 31, 2010  AS COMPARED TO THE THREE MONTH PERIOD ENDING MAY 31, 2009

The Company incurred a net loss of $4,473 for the three-month period ended May 31, 2010, compared with no net loss for the three month period ended May 31, 2009. This was mainly due to lower audit and accounting and initial legal costs, offset by filing and transfer fees.

NINE  MONTH PERIOD ENDING MAY 31, 2010 AS COMPARED TO THE NINE MONTH PERIOD ENDING MAY 31, 2009

The Company incurred a net loss of $18,977 for the nine-month period ended May 31, 2010, compared with a net loss of $12,523 for the nine-month period ended May 31, 2009.  This too was mainly due to lower audit and accounting and legal costs, offset again by filing and transfer fees.

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

As of May 31, 2010 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as May 31, 2010 and communicated the matters to our management.

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

        None.

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote Security Holders

        None

Item 5. Other Information

    None

Item 6. Exhibits

3.1           Articles of Incorporation [1]

3.2           By-Laws [1]

31.1          Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executivel Officer

31.2           Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1           Section 1350 Certification of Chief Executive Officer

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

Dated:  June 23, 2010.