Form 10-K
period 2010-08-31
ALARMING DEVICES, INC.
filed 2010-10-21
CIK 1449097

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________	to _____________

Commission file number:	333-157010

ALARMING DEVICES, INC.
(Exact name of registrant as specified in its charter)
Nevada		26-3062327
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, NV 89703-4934
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code)		(775) 284-3707

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes ☐| No ☒|
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐		Accelerated filer☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)		Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes |X| No ☐
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity:  As of September 22, 2010, the aggregate value of voting and non-voting common equity held by non-affiliates was $15,200.

TABLE OF CONTENTS

PART I	Page Number

Item 1.	Business	3
Item 1A.	Risk Factors	5
Item 1B	Unresolved Staff Comments	5
Item 2	Properties	5
Item 3	Legal Proceedings	5

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	21

PART I

This annual report contains forward-looking statements that involve risk, uncertainties and assumptions. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those identified below, in Item 1A Risk Factors and elsewhere in this annual report. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information appearing elsewhere in this annual report. Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

As used in this annual report, the terms “we”, “us” and “our” mean Alarming Devices, Inc., unless otherwise indicated.

Item 1: Business

Overview

Alarming Devices, Inc. was incorporated in the State of Nevada as a for-profit company on July 22nd, 2008 and established a fiscal year end of August 31. We are a development-stage company formed to import from China a reliable and affordable component based wireless alarm system.  It is the company’s intention to import and distribute its products throughout the United States through dealers and resellers and independent alarm installers. The Company has not yet commenced its importing activities and has been researching mostly web-based products available from China.

The Company has not been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassification, merger or consolidation.  We have no plans to change our business activities.

Our president and director has invested $5,000 in the Company. A total of 30 other investors have invested a further $10,200 in the Company through the purchase of common shares. At the present time, we have not made any arrangements to raise additional cash. We will need additional cash and if we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely.

If we are unable to complete any phase of our business plan or marketing efforts because we don’t have enough money, we will cease our development and/or marketing activities until we raise money. Attempting to raise capital after failing in any phase of our business plan would be difficult. As such, if we cannot secure additional funds we will have to cease operations and investors will lose their entire investment.

Plan of Operation

Our specific goal is to import and supply an affordable wireless alarm system.  We intend to accomplish the foregoing through the following milestones:

1.
After we raise enough funds to start our business operations, our president plan to begin secure a licensing/purchase agreement with a company that owns some proprietary radio technology that would become the backbone of the Company’s product line. Then the President would contact factories in China and then travel to negotiate prices, approve prototypes and do all the necessary arrangements. We expect to complete this step within 120 days.

2.
We intend to search for a suitable location for storage, to order some of alarms and have them shipped from China and stored for future sales. Even though the Company would prefer to drop ship from our manufacturer in directly to our distributors the Company will have to store some inventory back up in case of manufacturing delays in China. We also intend to hire an outside web designer to develop our website. We expect to have our products in stock and our website ready within 300 days after we raise enough funds to start our business operations.

3.	As soon as our website is operational, we will begin to market our product on TV commercials. Marketing is an ongoing matter that will continue during the life of our operations

In summary, we anticipate that we will be fully operational within 360 days after we raise enough funds to start our business operations.

At present, the Company has raised through the sales of its common stock $15,200 in cash. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash but are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely.

If we are unable to complete any phase of our development or marketing efforts because we don't have enough money, we will cease our development and or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our development plan could be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.

Management does not plan to hire additional employees at this time. We intend to hire an independent consultant(s) to complete the development and to market the Web site(s). We do not at this time have an estimate for this stage.

We have no current plans, preliminary or otherwise, to merge with any other entity.

Item 1A. Risk Factors

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Properties

We do not own any real estate or other properties. The Company’s office is located 112 North Curry Street, Carson City, Nevada, 89703-4934.

Item 3. Legal Proceedings

There is no material pending legal proceedings to which our company is a party or of which any of our property is the subject, and no such proceedings are known by us to be contemplated.

There is no material proceeding to which any director, officer, or affiliate of our company, or any owner of record or beneficial owner of more than 5% of any class of voting securities of our company, or any associate of any such director, officer, affiliate of our company, or security holder is a party adverse to our company or has a material interest adverse to our company.

PART II

Item 5.  Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

As of August 31, 2010 the Company had thirty (30) active shareholders of record.  The company has not paid cash dividends and has no outstanding options.

Item 6. Selected Financial Data

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Our audited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Our auditor’s report on our August 31, 2010 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “August 31, 2010Audited Financial Statements - Auditors Report.”

At August 31, 2010, we had $6,315 cash on hand and in the bank compared to $2,805 in cash at August 31, 2009. At August 31, 2010, we had negative working capital of $29,781 compared to negative working capital of $14,218, at August 31, 2009. This increase in negative working capital is primarily the result of accounting fees and transfer agent fees.

At August 31, 2010, our total liabilities were $36,097. Our total liabilities at August 31, 2009 were $17,023.

Management believes the current cash on hand will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

If we are unsuccessful in raising the additional proceeds through future equity financing we will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, we are highly dependent upon the future equity financing and failure to obtain equity financing would result in our having to seek capital from other resources such as debt financing, which may not even be available to us. However, if such financing were available, because we are a development stage company with no operations to date, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via future debt or equity financing we would be required to cease business operations. As a result, investors in our common stock would lose all of their investment. Also management believes if we cannot raise sufficient revenues or maintain our reporting status with the Securities and Exchange Commission we will have to cease all efforts directed towards the company. As such, any investment previously made would be lost in its entirety.

The development and marketing of our products will start over the next 12 months. Alarming Devices does not anticipate obtaining any further products or services.

We did not generate any revenue during the fiscal year ended August 31, 2010. Financing activities resulted in a net cash inflow of $23,401 for the one-year period ended August 31, 2010 compared to a net cash inflow of $14,395 for the one-year period ended August 31, 2009. We incurred operating expenses in the amount of $25,763 in the fiscal year ended August 31, 2010 compared to operating expenses of $19,218 for the one-year period ended August 31, 2009. These operating expenses were comprised of professional fees and office and general expenses.   Since inception we have incurred operating expenses of $ 44,981.

Alarming Devices has no current plans, preliminary or otherwise, to merge with any other entity.

Off Balance Sheet Arrangements.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $60,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $10,000 over this same period. The officer and director, Andre Luiz Nascimento Moreira has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement.  Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

ALARMING DEVICES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

August 31, 2010

Audited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOW

NOTES TO FINANCIAL STATEMENTS

Chang G. Park, CPA, Ph. D.
t 2667 CAMINO DEL RIO S. PLAZA B t SAN DIEGO t CALIFORNIA 92108-3707t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 433-2979
t E-MAIL changgpark@gmail.comt

October 21, 2010

To Whom It May Concern:

We consent to the incorporation by reference in the registration statements of Alarming Devices, Inc. of our report dated October 20, 2010, with respect to the balance sheets as of August 31, 2010 and 2009, and the related statements of income, cash flows, and shareholders’ deficit for the fiscal years period ended August 31, 2010 and 2009, which appears on Form 10-K of Alarming Devices, Inc.

Very truly yours,

/s/Chang G. Park
Chang G. Park, CPA

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

ALARMING DEVICES, INC.

(A Development Stage Company)

BALANCE SHEETS

	August 31, 2010	August 31, 2009

ASSETS

CURRENT ASSETS
Cash	$6,315	$2,805
TOTAL ASSETS	$6,315	$2,805

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$13,500	$7,628
Loans from related party	22,597	9,395
TOTAL CURRENT LIABILITIES	$36,097	$17,023

STOCKHOLDER'S EQUITY ( DEFICIT )
Capital stock (Note 5)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
5,340,000 and 5,000,000 shares of common stock as of August 31, 2010 and 2009	$5,340	$5,000
Additional Paid in Capital	9,860	-
Deficit accumulated during the development stage	(44,981)	(19,218)
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	$(29,781)	$(14,218)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$6,315	$2,805

The accompanying notes are an integral part of these financial statements

ALARMING DEVICES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			Cumulative results
	Year	Year	from inception
	ended	ended	(July22, 2008) to
	August 31, 2010	August 31, 2009	August 31, 2010
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$10,780	$3,330	$14,110
Professional Fees	14,983	15,888	30,871
Total Expenses	$25,763	$19,218	$44,981

Provision for Income Tax	$-	$-	$-
NET LOSS	$(25,763)	$(19,218)	$(44,981)
BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	5,248,627	5,000,000

The accompanying notes are an integral part of these financial statements

ALARMING DEVICES, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (July22, 2008) to August 31, 2010

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscription	development
	shares	Amount	Capital	Receivable	stage	Total
Balance, July 22, 2008	-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.001
per share on August, 2008	5,000,000	$5,000	$-	$(5,000)	$-	$-

Net loss for the period ended
August 31, 2008					-	-

Balance, August 31, 2008	5,000,000	$5,000	$-	$(5,000)	$-	$-

Subscription Receivable				5,000		5,000

Net loss for the year ended
August 31, 2009	-	-	-	-	(19,218)	(19,218)

Balance, August 31, 2009	5,000,000	$5,000	$-	$-	$(19,218)	$(14,218)

Common stock issued for cash at $0.001
per share on December, 2009	340,000	340	9,860			10,200

Net loss for the year ended
August 31, 2010	-	-	-	-	(25,763)	(25,763)

Balance, August 31, 2010	5,340,000	$5,340	$9,860	$-	$(44,981)	$(29,781)

The accompanying notes are an integral part of these financial statements

ALARMING DEVICES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOW

	Year	Year	July22, 2008
	ended	ended	(inception date) to
	August 31, 2010	August 31, 2009	August 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,763)	$(19,218)	$(44,981)
Adjustment to reconcile net loss to net cash
used in operating activities
Increase (decrease) in accrued expenses	$5,872	$7,628	$13,500

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(19,891)	$(11,590)	$(31,481)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in Related Party Loan	$13,201	$9,395	$22,597
Proceeds from sale of common stock	10,200	-	15,200
Subscription Receivable	-	5,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$23,401	$14,395	$37,797

NET INCREASE ( DECREASE) IN CASH	$3,510	$2,805	$6,315

CASH, BEGINNING OF YEAR	$2,805	$-	$-

CASH, END OF YEAR	$6,315	$2,805	$6,315

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ALARMING DEVICES, INC.
(A Development Stage Company)
NOTES TO THE AUDITED FINANCIAL STATEMENTS

August 31, 2010

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Alarming Devices, Inc. (“Company”) is in the initial development stage and has incurred losses since inception totalling $44,981.  The Company was incorporated on July 22, 2008 in the State of Nevada and established a fiscal year end of August.  The Company is a development stage company and intends to import from China and supply a reliable and affordable home and commercial wireless alarm system.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders' equity (deficit) and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Advertising
Advertising costs are expensed as incurred.  As of August 31, 2010, no advertising costs have been incurred.

Property
The Company does not own or rent any property.  The office space is provided by the president (or a director or whoever) at no charge.

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

Net Loss per Share
Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding.

ALARMING DEVICES, INC.
(A Development Stage Company)
NOTES TO THE AUDITED FINANCIAL STATEMENTS

August 31, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2010.

Recent Accounting Pronouncements

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $29,781, an accumulated deficit of $44,981 and net loss from operations since inception of $44,981. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

ALARMING DEVICES, INC.
(A Development Stage Company)
NOTES TO THE AUDITED FINANCIAL STATEMENTS

August 31, 2010

NOTE 3 – GOING CONCERN (continued)

As of August 31, 2010, the Company had issued 5,340,000 Founder’s shares at $0.001 per share for net funds to the Company of $5,340.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of SFAS No. 107and SFAS No. 157, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

NOTE 5 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

As of August 31, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

On August 11, 2008, the Company issued 5,000,000 shares of the common stock in the Company at $0.001 per share for $5,000 to the director of the Company.

During December 2009, the Company issued 340,000 shares of Common stock in the Company at $0.03 per shares for $10,200.

As of August 31, 2010 the Company had 5,340,000 shares of common stock issued and outstanding.

NOTE 6 – LOAN PAYABLE – RELATED PARTY LOANS

The Company has received $22,597 as a loan from a Director. The loan is payable on demand and without interest.

ALARMING DEVICES, INC.
(A Development Stage Company)
NOTES TO THE AUDITED FINANCIAL STATEMENTS

August 31, 2010

NOTE 7 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Accounting for Uncertainty in Income Taxes when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.
The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of August 31, 2010 are as follows:

August 31, 2010

Net operating loss carry forward	44,981

Effective Tax rate	35%
Deferred Tax Assets	15,743

Less: Valuation Allowance	(15,743)

Net deferred tax asset	$ 0

The net federal operating loss carry forward will expire between 2027 and 2028.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Item 9. Changes and Disagreements with Accounts on Accounting and Financial Disclosure

Our auditors are Chang G. Park, CPA – PCAOB Practice operating from their offices in San Diego, CA.  There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

Item 9A. Controls and Procedures

Within 90 days prior to the end of the period covered by this report the registrant carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This evaluation was done under the supervision and with the participation of registrants President and Principal Financial Officer.  Based on that Evaluation he concluded that the registrant’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act.

There were no significant changes in the registrant’s disclosure control and procedure, in factors that could significantly affect those controls and procedures since their most recent evaluation.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors serve until their respective successors are elected and qualified. Andre Luiz Nascimento Moreira has been elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating or compensation committees. The Company’s current Audit Committee consists solely of Andre Luiz Nascimento Moreira, the Company’ sole officer and director.

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
Andre Luiz Nascimento Moreira	26	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

Andre Luiz Nascimento Moreira has held his offices/positions since inception of our company.

Background of officers and Directors

Andre Luiz Nascimento Moreira

Andre Luiz Nascimento Moreira has been a martial arts instructor since 2001. He has also acted as personal trainer and he holds international teaching, coaching and fighting experience. An International awarded amateur and professional fighter, Mr. Moreira has instructed security agents with Self Defense techniques and tactics throughout the years.

Mr. Moreira has taught martial arts, swimming classes and acted as Personal trainer at: FitCorp Gym (2001), Kraft Gym (2001-2003), Esquina Atletica Gym (2003-2005), Raia Livre Gym (2003-today),

Academia Kainagua Empreendimentos Esportivos S/C Ltda (2003-today). All those gyms are located in Sao Paulo, SP- Brazil.

He has a bachelor degree in Physical Education from FMU (Faculdades Metropolitanas Unidas - Metropolitan Colleges United - 2008).

Mr. Moreira is not director of any other reporting company.

Significant Employees

The Company does not, at present, have any employees other than the current director and officer. We have not entered into any employment agreements, as we currently do not have any employees other than the current director and officer.

Family Relations

There are no family relationships among the Directors and Officers of Alarming Devices, Inc.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

Item 11.   Executive Compensation.

Our current director and executive officer has not and does not receive any compensation and has not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and  its executive officer or director. Our executive officer and director has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances.  At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Andre L. N. Moreira, Rua Fernando Melao Martine, 58, Sao Paulo, SP, Brazil 04438-290	5,000,000	93.63%
	All Beneficial Owners as a Group (1 person)	5,000,000	93.63%

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company has received $22,597 as a loan from a Director as of August 31, 2010. The loan is payable on demand and without interest

The Company has no formal written employment agreement or other contracts with our current director and officer and there is no assurance that the services to be provided by him will be available for any specific length of time in the future.  Mr. Moreira anticipates devoting at a minimum of 5 to 10 hours per week to the Company’s affairs.  The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 14.   Principal Accountant Fees and Services.

For the fiscal year ended August 31, 2010 and 2009, the total fee charged to the Company for audit service, including quarterly reviews were $8,000 and $6,000
During the fiscal year ended August 31, 2010 and 2009, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

ITEM 14. EXHIBITS

3.1	Articles of Incorporation of Alarming Devices, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on January 29, 2009)

3.2	Bylaws of Alarming Devices, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on January 29, 2009)

23.1	Consent of Chang G. Park, CPA – PCAOB Practice

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

*     Included in Exhibit 31.1
**    Included in Exhibit 32.1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Alarming Devices, Inc.

BY:      /s/ Andre Luiz Nascimento Moreira
Andre Luiz Nascimento Moreira
President, Secretary Treasurer, Principal Executive Officer,
Principal Financial Officer and Director

Dated:  October 20, 2010