Form 10-K/A
period 2010-08-31
ALARMING DEVICES, INC.
filed 2010-10-22
CIK 1449097

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1*

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

*This Form 10-K is amended to include Report of Independent Accounting Firm (page 9) and Consent of Auditors (Exhibit 23.1) and to revise page numbers on the Table of Contents to accommodate same. All other items remain   as in 10-K filed October 21, 2010.

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

Audited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOW

NOTES TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Alarming Devices, Inc

We have audited the accompanying balance sheets of Alarming Devices, inc. (A Development Stage “Company”) as of August 31, 2010 and 2009 and the related statements of operations, changes in shareholders’ equity and cash flows for the year ended August 31, 2010 and 2009, and for the period from July 22, 2008 (inception) to August 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alarming Devices, Inc. as of August 31, 2010 and 2009, and the result of its operations and its cash flows for the year ended August 31, 2010 and 2009, and for the period from July 22, 2008 (inception) to August 31, 2010 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chang Park
CHANG G. PARK, CPA

October 20, 2010
San Diego, CA.

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

Dated:  October 21, 2010