Form 10-Q
period 2010-11-30
ALARMING DEVICES, INC.
filed 2011-01-03
CIK 1449097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	November 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-157010

ALARMING DEVICES, INC.
(Exact name of registrant as specified in its charter)

Nevada			26-3062327
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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

Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐			Accelerated filer ☐
Non-accelerated filer☐ (Do not check if a smaller reporting company)			Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☒No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of December 20, 2010, the registrant had 5,340,000 shares of common stock, $0.001 par value, issued and outstanding.

ALARMING DEVICES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

November 30, 2010

Unaudited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOW

NOTES TO FINANCIAL STATEMENTS

ALARMING DEVICES, INC.
(A Development Stage Company)

BALANCE SHEETS
Unaudited

	November 30, 2010	August 31, 2010
		(Audited)

ASSETS

CURRENT ASSETS
Cash	$1,890	$6,315
TOTAL ASSETS	$1,890	$6,315

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$13,000	$13,500
Loans from Related Party	22,707	22,596
TOTAL CURRENT LIABILITIES	$35,707	$36,096

STOCKHOLDER'S EQUITY ( DEFICIT )
Capital stock (Note 5)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
5,340,000 shares of common stock	$5,340	$5,340
Additional Paid in Capital	9,860	9,860
Deficit accumulated during the development stage	(49,016)	(44,981)
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	$(33,816)	$(29,781)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$1,890	$6,315

The accompanying notes are an integral part of these financial statements

ALARMING DEVICES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
Unaudited

				Cumulative results
	Three months	Three months		from inception
	ended	ended		(July22, 2008) to
	November 30, 2010	November 30, 2009		November 30, 2010
REVENUE

Revenues	$-	$-		$-
Total Revenues	-	$-		$-

EXPENSES

Office and general	$535	$3,000		$14,645
Professional Fees	3,500	1,370		34,371
Total Expenses	$4,035	$4,370		$49,016

Provision for Income Tax	$-	$-		$-
NET LOSS	$(4,035)	$(4,370)	$	$(49,016)
BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	5,340,000	5,000,000

The accompanying notes are an integral part of these financial statements

ALARMING DEVICES, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (July22, 2008) to November 30, 2010

					Deficit
					accumulated
	Common Stock		Additional	Share	during the
	Number of		Paid-in	Subscription	development
	shares	Amount	Capital	Receivable	stage	Total
Balance, July 22, 2008	-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.001
per share on August, 2008	5,000,000	$5,000	$-	$(5,000)	-	$-

Net loss for the period ended
August 31, 2008					-	-

Balance, August 31, 2008	5,000,000	$5,000	$-	$(5,000)	$-	$-

Subscription Receivable				5,000		5,000

Net loss for the year ended
August 31, 2009	-	-	-	-	(19,218)	(19,218)

Balance, August 31, 2009	5,000,000	$5,000	$-	$-	$(19,218)	$(14,218)

Common stock issued for cash at $0.001
per share on December, 2009	340,000	340	9,860			10,200

Net loss for the year ended
August 31, 2010	-	-	-	-	(25,763)	(25,763)

Balance, August 31, 2010	5,340,000	$5,340	$9,860	$-	$(44,981)	$(29,781)

Net loss for the period ended
November 30, 2010	-	-	-	-	(4,035)	(4,035)

Balance, November 30, 2010 (Unaudited)	5,680,000	$5,340	$9,860	$-	$(49,016)	$(33,816)

The accompanying notes are an integral part of these financial statements

ALARMING DEVICES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOW
Unaudited

	Three months	Three months	July22, 2008
	ended	ended	(inception date) to
	November 30, 2010	November 30, 2009	November 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,035)	$(4,370)	$(49,016)
Adjustment to reconcile net loss to net cash
used in operating activities
Increase (decrease) in accrued expenses	(500)	(1,128)	13,000
Increase (decrease) in Related Party Loan

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	(4,535)	(5,498)	(36,016)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in Related Party Loan	110	3,370	22,706
Proceeds from sale of common stock	-	-	15,200
NET CASH PROVIDED BY FINANCING ACTIVITIES
	110	3,370	37,906

NET INCREASE ( DECREASE) IN CASH	(4,425)	(2,128)	1,890

CASH, BEGINNING OF PERIOD	6,315	2,805	-

CASH, END OF PERIOD	$1,890	$677	$1,890

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ALARMING DEVICES, INC.
(A Development Stage Enterprise)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

November 30, 2010

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Alarming Devices, Inc. (“Company”) is in the initial development stage and has incurred losses since inception totalling $49,016.  The Company was incorporated on July 22, 2008 in the State of Nevada and established a fiscal year end of August.  The Company is a development stage company and intends to import from China and supply a reliable and affordable home and commercial wireless alarm system.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements
The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended November 30, 2010 and 2009 are not necessarily indicative of the results that may be expected for the year ending August 31, 2011. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended August 31, 2010.

Basis of Presentation
The financial statements present the balance sheet, statements of operations, stockholders' equity (deficit) and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Advertising
Advertising costs are expensed as incurred. As of November 30, 2010, no advertising costs have been incurred.

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

ALARMING DEVICES, INC.
(A Development Stage Enterprise)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

November 30, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income Taxes
The Company follows the liability method of accounting for income taxes in accordance with Statements of Financial Accounting Standards (“SFAS”) No.109, “Accounting for Income Taxes” and clarified by FIN 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Net Loss per Share
Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of November 30, 2010.

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

ALARMING DEVICES, INC.
(A Development Stage Enterprise)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

November 30, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $33,816, an accumulated deficit of $49,016 and net loss from operations since inception of $49,016. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

As of November 30, 2010, the Company had issued 5,000,000 Founder’s shares at $0.001 per share for net funds received by the Company of $5,000 and 340,000 common shares at $0.03 per share for net funds received of $10,200.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of ASC 825 and ASC 820, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

ALARMING DEVICES, INC.
(A Development Stage Enterprise)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

November 30, 2010

NOTE 5 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of November 30, 2010, the Company has not granted any stock options and has not recorded any stock-based compensation.

On August 11, 2008, the Company issued 5,000,000 shares of the common stock in the Company at $0.001 per share for $5,000 to the director of the Company.

During December 2009, the Company issued 340,000 shares of Common stock in the Company at $0.03 per shares for $10,200.

As of November 30, 2010 the Company had 5,340,000 shares of common stock issued and outstanding.

NOTE 6 – LOAN PAYABLE – RELATED PARTY LOANS

The Company has received $22,707 as a loan from a Director. The loan is payable on demand and without interest.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of November 30, 2010 are as follows:

November 30, 2010

Net operating loss carry forward	49,016
Effective Tax rate	35%
Deferred Tax Assets	17,156
Less: Valuation Allowance	(17,156)
Net deferred tax asset	$0

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

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended November 30, 2010 we had $1,890 of cash on hand. We incurred operating expenses in the amount of $49,016 since July 22, 2008 to November 30, 2010. These operating expenses were comprised of professional fees and office and general expenses.

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

2.	prices, approve prototypes and do all the necessary arrangements. We expect to complete this step within 120 days after we have raised enough funds.

3.
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

4.	As soon as our website is operational, we will begin to market our product on TV commercials. Marketing is an ongoing matter that will continue during the life of our operations

In summary, we anticipate that we will be fully operational within 360 days after we have raised enough funds.

THREE MONTH PERIOD ENDING NOVEMBER 30, 2010  AS COMPARED TO THE THREE MONTH PERIOD ENDING NOVEMBER 30, 2009

The Company incurred a net loss of $4,035 for the three-month period ended November 30, 2010, compared with a net loss of $4,370 for the three month period ended November 30, 2009. This was mainly due to audit and accounting fees.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”), who is also our Chief Financial Officer (“CFO”), the Company’s principal executive officer and principal financial officer, of the design and effectiveness of our “disclosure controls and procedures” (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our CEO/CFO concluded that as of the end of the period covered by this report these disclosure controls and procedures were not effective. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in disclosure controls and procedures which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment as the Company had only one officer (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC Guidelines; and (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy. Our CEO/CFO plans to implement appropriate disclosure controls and procedures to remediate these material weaknesses, including (i) appointing additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle blower policy; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

32.2           Section 1350 Certification of Chief Executive Officer

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

Dated:  January 3, 2011