Form 10-Q/A
period 2010-11-30
ALARMING DEVICES, INC.
filed 2011-01-04
CIK 1449097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A*

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

*Explanatory Note: This 10Q/A is provided to correct an error in enumerated items on pages 12 and 13 and the end date of the period covered by this report as referenced in Exhibit 31.1 . All else is unchanged.

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

Dated:  January 4, 2011