Form 10-Q
period 2009-11-30
ALARMING DEVICES, INC.
filed 2011-02-22
CIK 1449097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission File Number: 333-157010

ALARMING DEVICES, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-3062327
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

112 North Curry Street, Carson City, NV 89703-4934
(Address of principal executive office and zip code)

775-284-3707
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    No ☒

As of February 16, 2011, 5,340,000 shares of the Registrant’s common stock, $0.001 par value per share, were issued and outstanding.

ALARMING DEVICES, INC.

FORM 10-Q

For the quarter ended November 30, 2009

ALARMING DEVICES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

November 30, 2009

Unaudited

ALARMING DEVICES, INC.
(A Development Stage Company)

BALANCE SHEETS

	November 30, 2009 (Unaudited)	August 31, 2009

ASSETS

CURRENT ASSETS
Cash	$677	$2,805
TOTAL ASSETS	$677	$2,805

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,500	$7,628
Due to related party	12,765	9,395
TOTAL CURRENT LIABILITIES	$19,265	$17,023

STOCKHOLDER’S EQUITY (DEFICIT )
Capital stock (Note 5)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
5,000,000 shares of common stock as of November 30 and August 31, 2009	5,000	5,000
Deficit accumulated during the development stage	(23,588)	(19,218)
Total stockholder’s (deficit)	$(18,588)	$(14,218)
Total Liabilities and Stockholder’s Equity (Deficit)	$677	$2,805

The accompanying notes Are an Integral Part of the Financial Statements.

{Client\000999\AD104\00336014.DOC;1}

ALARMING DEVICES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
UNAUDITED

	Three months November 30, 2009	Three months November 30, 2008	From July 22, 2008 (date of inception) to November 30, 2009

REVENUE
Revenue	$-	$-	$-
Total revenue	-		-

EXPENSES
Office and general	1,370	1,395	4,700
Professional fees	3,000	5,500	18,888
Total operating expense	4,370	6,895	23,588

NET INCOME (LOSS)	$(4,370)	$(6,895)	$(23,588)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

{Client\000999\AD104\00336014.DOC;1}

ALARMING DEVICES, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (July 22, 2008) TO NOVEMBER 30, 2009

	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Share Subscription Receivable	Deficit Accumulated During the Development Stage		Total

	-	$-	$-	$-	$-		$-

Balance July 22, 2008
	5,000,000	5,000	-	(5,000)	-		-
Net Loss for the period ended August 31, 2008					-		-
Balance, August 31, 2008	5,000,000	5,000		(5,000)	-		-
Share subscription received				5,000			5,000
Net Loss for the year ended August 31, 2009					(19,218)		(19,218)
Balance, August 31, 2009	5,000,000	$5,000	$-	-	$(19,218	)-	$(14,218)
Net Loss for the period ended November 30, 2009					(4,370)		(4,370)
Balance, November 3 ,2009(Unaudited)	5,000,000	$5,000	$-	-	$(23,588	)-	$(18,588)

The accompanying notes are an integral part of these financial statements

{Client\000999\AD104\00336014.DOC;1}

ALARMING DEVICES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
UNAUDITEDj
	Three months Ended November 30, 2009	Three months Ended November 30, 2008	July 22, 2008 (date of inception) to November 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,370)	$(6,895)	$(23,588)
Adjustment to reconcile net loss to net cash used in operating activities
Increase (decrease) in accrued expenses	(1,128)	5,500	6,500

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(5,498)	(1,395)	(17,088)

CASH FLOWS FROM INVESTING ACTIVITIES	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Related Party Loan	3,370	1,395	12,765
Proceeds from sale of common stock	-	-	-
Subscription receivable	-	-	5,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,370	1,395	17,765

NET INCREASE (DECREASE) IN CASH	(2,128)	-	677

CASH, BEGINNING OF PERIOD	2,805

CASH, END OF PERIOD	$677	$-	$677

Supplemental cash flow informatin and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ALARMING DEVICES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
November 30, 2009

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Alarming Devices, Inc. (“Company”) is in the initial development stage and has incurred losses since inception totaling $23,588.  The Company was incorporated on July 22, 2008 in the State of Nevada and established a fiscal year end of August 31.  The Company is a development stage company and intends to import from China and supply a reliable and affordable home and commercial wireless alarm system.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements
The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended November 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the year ending August 31, 2010. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended August 31, 2009.

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
November 30, 2009

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Share Based Expenses
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share Based Payment.” This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.  The Company adopted SFAS No. 123R upon creation of the company and expenses share based costs in the period incurred.

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

{Client\000999\AD104\00336014.DOC;1}

ALARMING DEVICES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
November 30, 2009

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

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The

ALARMING DEVICES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
November 30, 2009

Company is funding its initial operations by way of issuing Founder’s shares.   As of November 30, 2009, the Company had issued 5,000,000 Founder’s shares at $0.001 per share for net funds received by the Company of $5,000.

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

As of November 30, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

On August 11, 2008, the Company issued 5,000,000 shares of the common stock in the Company at $0.001 per share for $5,000 to the director of the Company.

NOTE 5 – STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of November 30, 2009:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 5,000,000 shares issued and outstanding

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

ALARMING DEVICES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

November 30, 2009

The components of the Company’s deferred tax asset as of November 30, 2009 are as follows:

November 30, 2009
Net operating loss carry forward	$23,588
Tax at statutory rate	35%
Deferred tax asset	$8,256
Valuation allowance	(8,256)
Net deferred tax asset	$0

The net federal operating loss carry forward will expire between 2027 and 2028.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 7 – Related - Party Transactions

As of November 30, 2009, the Company received advances from a Director in the amount of $12,765. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 8 – Subsequent events

In December 2009, the Company issued 340,000 Common Shares @ $0.001 for $10,200

The Company has received a further $9,942 as advances from a Director. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This Quarterly Report on Form 10-Q contains “forward-looking” statements, as such term is defined in the Private Securities Litigation Reform Act of 1995.  These forward-looking statements consist of information relating to the Company that is based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

BUSINESS OVERVIEW

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

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended November 30, 2009 we had $677 of cash on hand. We incurred operating expenses in the amount of $23,588 since July 22, 2008 to November 30, 2009. These operating expenses were comprised of professional fees and office and general expenses.

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

THREE MONTH PERIOD ENDING NOVEMBER 30, 2009  AS COMPARED TO THE THREE MONTH PERIOD ENDING NOVEMBER 30, 2008

The Company incurred a net loss of $4,370 for the three-month period ended November 30, 2009, compared with a net loss of $6,895 for the three month period ended November 30, 2008. This was mainly due to audit and accounting fees.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Not applicable due to smaller reporting company status.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

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

Item 1. Legal Proceedings.

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

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote Security Holders

None

Item 5. Other Information.

None.

 Item 6. Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation [1]

3.2	By-Laws [1]

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1
Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

[1] Incorporated by reference from the Company’s filing with the Commission on January 29, 2009.
*     Included in Exhibit 31.1
**    Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ALARMING DEVICES, INC.

By:	/s/ Andre Luiz Nascimento Moreira
Name: Andre Luiz Nascimento Moreira
Title: President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Director
(principal executive officer and principle accounting officer)
Date: February 22, 2011