Form 10-Q
period 2011-02-28
ALARMING DEVICES, INC.
filed 2011-04-06
CIK 1449097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	February 28, 2011

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
Yes☒ No |☐|

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of April 5, 2011 the registrant had 5,340,000 shares of common stock, $0.001 par value, issued and outstanding.

ALARMING DEVICES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

February 28, 2011

Unaudited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOW

NOTES TO FINANCIAL STATEMENTS

ALARMING DEVICES, INC.
(A Development Stage Company)

BALANCE SHEETS

	February 28, 2011	August 31, 2010
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$-	$6,315
Prepaid Expenses	375	-
TOTAL ASSETS	375	6,315

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	15,388	13,500
Loans from Related Party	24,317	22,596
TOTAL CURRENT LIABILITIES	39,704	36,096

STOCKHOLDER'S EQUITY ( DEFICIT )
Capital stock (Note 5)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
5,340,000 shares of common stock	5,340	5,340
Additional Paid in Capital	9,860	9,860
Deficit accumulated during the development stage	(54,529)	(44,981)
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	(39,329)	(29,781)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$375	$6,315

The accompanying notes are an integral part of these financial statements

ALARMING DEVICES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Unaudited
					Cumulative results
	Three months	Three months	Six months	Six months	from inception
	ended	ended	ended	ended	(July22, 2008) to
	February 28, 2011	February 28, 2010	February 28, 2011	February 28, 2010	February 28, 2011
REVENUE

Revenues	$-	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-	$-

EXPENSES

Office and general	$-	$8,135	$535	$9,505	$14,645
Professional Fees	$5,513	2,000	$9,013	$5,000	$39,884
Total Expenses	$5,513	$10,135	$9,548	$14,505	$54,529

Provision for Income Tax			$-	$-	$-
NET LOSS	$(5,513)	$(10,135)	$(9,548)	$(14,505)	$(54,529)
BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	$5,340,000	$5,313,211	5,340,000	5,155,740

The accompanying notes are an integral part of these financial statements

ALARMING DEVICES, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (July22, 2008) to February 28, 2011

Unaudited

					Deficit
					accumulated
	Common Stock		Additional	Share	during the
	Number of		Paid-in	Subscription	development
	shares	Amount	Capital	Receivable	stage	Total
Balance, July 22, 2008	-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.001
per share on August, 2008	5,000,000	5,000	-	(5,000)	-	-

Net loss for the period ended
August 31, 2008		--	-		-	-

Balance, August 31, 2008	5,000,000	5,000	-	(5,000)	-	-

Subscription Receivable	-	-		5,000	--	5,000

Net loss for the year ended
August 31, 2009	-	-	-	-	(19,218)	(19,218)

Balance, August 31, 2009	5,000,000	5,000	-	-	(19,218)	(14,218)

Common stock issued for cash at $0.001
per share on December, 2009	340,000	340	9,860	--	-	10,200

Net loss for the year ended
August 31, 2010	-	-	-	-	(25,763)	(25,763)

Balance, August 31, 2010	5,340,000	5,340	9,860	-	(44,981)	(29,781)

Net loss for the period ended
February 28, 2011	-	-	-	-	(9,548)	(9,548)

Balance, February 28, 2011	5,340,000	$5,340	$9,860	$-	$(54,529)	$(3 (9,329)

The accompanying notes are an integral part of these financial statements

ALARMING DEVICES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOW
Unaudited

	Six months	Six months	July22, 2008
	ended	ended	(inception date) to
	February 28, 2011	February 28, 2010	February 28, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,548)	$(14,505)	$(54,529)
Adjustment to reconcile net loss to net cash
used in operating activities
Increase (decrease) in accrued expenses	1,888	872	15,388
Increase (decrease) in prepaid expenses	(375)	-	(375)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(8,035)	$(13,663)	$(39,516)

CASH FLOWS FROM FINANCING ACTIVITIES		.
Increase (decrease) in Related Party Loan	1,720	13,170	24,316
Proceeds from sale of common stock	-	10,200	15,200
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$1,720	$23,370	$39,516

NET INCREASE ( DECREASE) IN CASH	$(6,315)	$9,738	$-

CASH, BEGINNING OF PERIOD	$6,315	$2,805	$-

CASH, END OF PERIOD	$-	$12,543	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ALARMING DEVICES, INC.
(A Development Stage Enterprise)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

February 28, 2011

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Alarming Devices, Inc. (“Company”) is in the initial development stage and has incurred losses since inception totalling $54,529.  The Company was incorporated on July 22, 2008 in the State of Nevada and established a fiscal year end of August.  The Company is a development stage company and intends to import from China and supply a reliable and affordable home and commercial wireless alarm system.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements
The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months period ended February 28, 2011 are not necessarily indicative of the results that may be expected for the year ending August 31, 2011. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended August 31, 2010.

Basis of Presentation
The financial statements present the balance sheet, statements of operations, stockholders' equity (deficit) and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Advertising
Advertising costs are expensed as incurred.  As of February 28, 2011, no advertising costs have been incurred.

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

Income Taxes
The Company follows the liability method of accounting for income taxes in accordance with Statements of Financial Accounting Standards FASB ASC 740, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax Balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or

ALARMING DEVICES, INC.
(A Development Stage Enterprise)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

February 28, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Net Loss per Share
Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 28, 2011.

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

ALARMING DEVICES, INC.
(A Development Stage Enterprise)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

February 28, 2011

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $39,329, an accumulated deficit of $54,529 and net loss from operations since inception of $54,529. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern.The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.
As of February 28, 2011, the Company had issued 5,000,000 Founder’s shares at $0.001 per share for net funds received by the Company of $5,000 and 340,000 common shares at $0.03 per share for net funds received of $10,200.The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

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
As of February 28, 2011, the Company has not granted any stock options and has not recorded any stock-based compensation.
On August 11, 2008, the Company issued 5,000,000 shares of the common stock in the Company at $0.001 per share for $5,000 to the director of the Company.
During December 2009, the Company issued 340,000 shares of Common stock in the Company at $0.03 per shares for $10,200.
As of February 28, 2011 the Company had 5,340,000 shares of common stock issued and outstanding.

NOTE 6 – LOAN PAYABLE – RELATED PARTY LOANS

The Company has received $24,317 as a loan from a Director. The loan is payable on demand and without interest.

ALARMING DEVICES, INC.
(A Development Stage Enterprise)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

February 28, 2011

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
The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of February 28, 2011 are as follows:

February 28, 2011

Net operating loss carry forward	54,529
Effective Tax rate	35%
Deferred Tax Assets	19,085
Less: Valuation Allowance	(19,085)
Net deferred tax asset	$0

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

The Company has not yet generated any revenue from its operations.  As of February 28, 2011 we had $375 of cash on hand. We incurred operating expenses in the amount of $54,529 since July 22, 2008 to February 28, 2011. These operating expenses were comprised of professional fees and office and general expenses.

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

As of the date of this filing, Alarming Devices has not yet generated enough funds in order to start its plan of operations. We have not yet secured any private placement offering or debt financing.

The Company incurred a net loss of $5,513 for the three-month period ended February 28, 2011, compared with a net loss of $10,135 for the three month period ended February 28, 2010. This was mainly due to legal fee and related fee for S-1 filing in 2010.

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

        None.

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote Security Holders

        None

Item 5. Other Information

    None

Item 6. Exhibits

3.1	Articles of Incorporation [1]

3.2	By-Laws [1]

31.1	Rule 13(a)-14(a) 15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a) 15(d)-14(a) Certificatin of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer**

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

Dated:  April 5, 2011