Form 10-Q
period 2011-05-31
ALARMING DEVICES, INC.
filed 2011-07-15
CIK 1449097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	May 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-157010

ALARMING DEVICES, INC.
(Exact name of registrant as specified in its charter)

Nevada			26-3062327
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of June 28, 2011, the registrant had 5,340,000 shares of common stock, $0.001 par value, issued and outstanding.

Index

ALARMING DEVICES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

May 31, 2011

Unaudited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOW

NOTES TO FINANCIAL STATEMENTS

ALARMING DEVICES, INC.
(A Development Stage Company)

BALANCE SHEETS
Unaudited

	May 31, 2011	August 31, 2010
		(Audited)

ASSETS

CURRENT ASSETS
Cash	$0	$6,315
Prepaid Expenses	188
TOTAL ASSETS	$188	$6,315

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$19,487	$13,500
Loans from Related Party	24,868	22,596
TOTAL CURRENT LIABILITIES	$44,355	$36,096

STOCKHOLDER'S EQUITY ( DEFICIT )
Capital stock (Note 5)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
5,340,000 shares of common stock	$5,340	$5,340
Additional Paid in Capital	9,860	9,860
Deficit accumulated during the development stage	(59,367)	(44,981)
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	$(44,167)	$(29,781)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$188	$6,315

The accompanying notes are an integral part of these financial statements

ALARMING DEVICES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
Unaudited

					Cumulative results
	Three months	Three months	Nine months	Nine months	from inception
	ended	ended	ended	ended	(July22, 2008) to
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010	May 31, 2011
REVENUE

Revenues	$-	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-	$-

EXPENSES

Office and general	$1,151	$973	$1,686	$10,477	$15,796
Professional Fees	3,687	3,500	12,700	8,500	43,571
Total Expenses	$4,838	$4,473	$14,386	$18,977	$59,367

Provision for Income Tax			$-	$-	$-
NET LOSS	$(4,838)	$(4,473)	$(14,386)	$(18,977)	$(59,367)
BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	5,340,000	5,340,000	5,340,000	5,217,835

The accompanying notes are an integral part of these financial statements

ALARMING DEVICES, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (July22, 2008) to May 31, 2011

Unaudited

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscription	development
	shares	Amount	Capital	Receivable	stage	Total
Balance, July 22, 2008	-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.001
per share on August, 2008	5,000,000	$5,000	$-	$(5,000)	$-	$-

Net loss for the period ended
August 31, 2008					-	-

Balance, August 31, 2008	5,000,000	$5,000	$-	$(5,000)	$-	$-

Subscription Receivable				5,000		5,000

Net loss for the year ended
August 31, 2009	-	-	-	-	(19,218)	(19,218)

Balance, August 31, 2009	5,000,000	$5,000	$-	$-	$(19,218)	$(14,218)

Common stock issued for cash at $0.001
per share on December, 2009	340,000	340	9,860			10,200

Net loss for the year ended
August 31, 2010	-	-	-	-	(25,763)	(25,763)

Balance, August 31, 2010	5,340,000	$5,340	$9,860	$-	$(44,981)	$(29,781)

Net loss for the period ended
May 31, 2011	-	-	-	-	(14,386)	(14,386)

Balance, May 31, 2011	5,340,000	$5,340	$9,860	$-	$(59,367)	$(44,167)

The accompanying notes are an integral part of these financial statements

ALARMING DEVICES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOW
Unaudited

	Nine months	Nine months	July22, 2008
	ended	ended	(inception date) to
	May 31, 2011	May 31, 2010	May 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,386)	$(18,977)	$(59,367)
Adjustment to reconcile net loss to net cash
used in operating activities
Increase (decrease) in accrued expenses	5,988	3,072	19,487
Increase (decrease) in prepaid expenses	(188)	-	(188)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(8,586)	$(15,905)	$(40,068)

CASH FLOWS FROM FINANCING ACTIVITIES		.
Increase (decrease) in Related Party Loan	2,271	13,170	24,868
Proceeds from sale of common stock	-	10,200	15,200
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$2,271	$23,370	$40,068

NET INCREASE ( DECREASE) IN CASH	$(6,315)	$7,465	$-

CASH, BEGINNING OF PERIOD	$6,315	$2,805	$-

CASH, END OF PERIOD	$-	$10,270	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ALARMING DEVICES, INC.

(A Development Stage Enterprise)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

May 31, 2011

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Alarming Devices, Inc. (“Company”) is in the initial development stage and has incurred losses since inception totaling $59,367.  The Company was incorporated on July 22, 2008 in the State of Nevada and established a fiscal year end of August.  The Company is a development stage company and intends to import from China and supply a reliable and affordable home and commercial wireless alarm system.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months period ended May 31, 2011 and 2010 are not necessarily indicative of the results that may be expected for the year ending August 31, 2011. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended August 31, 2010.

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders' equity (deficit) and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Advertising

Advertising costs are expensed as incurred.  As of May 31, 2011, no advertising costs have been incurred.

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

ALARMING DEVICES, INC.

(A Development Stage Enterprise)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

May 31, 2011

Net Loss per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2011.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $44,167, an accumulated deficit of $59,367 and net loss from operations since inception of $59,367. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

The Company is funding its initial operations by way of issuing Founder’s shares.

As of May 31, 2011, the Company had issued 5,000,000 Founder’s shares at $0.001 per share for net funds to the Company of $5,000 and 340,000 common shares at$0.03 per share for net funds received of $10,200.

ALARMING DEVICES, INC.

(A Development Stage Enterprise)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

May 31, 2011

NOTE 3 – GOING CONCERN (continued)

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

As of May 31, 2011, the Company has not granted any stock options and has not recorded any stock-based compensation.

On August 11, 2008, the Company issued 5,000,000 shares of the common stock in the Company at $0.001 per share for $5,000 to the director of the Company.

During December 2009, the Company issued 340,000 shares of Common stock in the Company at $0.03 per shares for $10,200.

As of May 31, 2011 the Company had 5,340,000 shares of common stock issued and outstanding.

NOTE 6 – LOAN PAYABLE – RELATED PARTY LOANS

The Company has received $24,868 as a loan from a Director. The loan is payable on demand and without interest.

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

ALARMING DEVICES, INC.

(A Development Stage Enterprise)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

May 31, 2011

NOTE 7 – INCOME TAXES

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of May 31, 2011 are as follows:

May 31, 2011

Net operating loss carry forward	59,367
Effective Tax Rate	35%
Deferred Tax Assets	20,778
Less: Valuation Allowance	(20,778)
Net deferred Tax Asset	$ 0

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

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of May 31, 2011 we had $188 of cash on hand. We incurred operating expenses in the amount of $59,367 since July 22, 2008 to May 31, 2011. These operating expenses were comprised of professional fees and office and general expenses.

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

The Company incurred a net loss of $4,838 for the three-month period ended May 31, 2011, compared with a net loss of $4,473 for the three month period ended May 31, 2010.

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

 ----------------------

Andre Luiz Nascimento Moreira

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer

Dated:  July 15, 2011.