Form 10-K
period 2011-08-31
ALARMING DEVICES, INC.
filed 2011-12-15
CIK 1449097

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number   333-157010

ALARMING DEVICES, INC.
(Exact name of registrant as specified in its charter)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-K

Nevada	26-3062327
(State or other jurisdiction of incorporation)	(IRS employer ID Number)

112 North Curry Street, Carson City, Nevada	89703-4934
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code (775) 284-3707

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒ No 

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files.  Yes    No 

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer 	Accelerated Filer 	Non-Accelerated Filer 	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).       Yes  ☒ No 

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity:

TABLE OF CONTENTS

PART I	Page Number

Item 1.	Business	3
Item 1A.	Risk Factors	5
Item 1B	Unresolved Staff Comments	5
Item 2	Properties	5
Item 3	Legal Proceedings	5
Item 4	Removed and Reserved	5

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	21

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

Item 1: Business

Overview

Alarming Devices, Inc. was incorporated in the State of Nevada as a for-profit company on July 22, 2008 and established a fiscal year end of August 31.  We are a development-stage company formed to import from China a reliable and affordable component based wireless alarm system.  It is the company’s intention to import and distribute its products throughout the United States through dealers and resellers and independent alarm installers. The Company has not yet commenced its importing activities and has been researching mostly web-based products available from China.

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

Item 4. (Removed and Reserved)

PART II

Item 5.  Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

As of August 31, 2011 the Company had thirty (30) active shareholders of record.  The Company has not paid cash dividends and has no outstanding options.

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

Our auditor’s report on our August 31, 2011 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “August 31, 2011 Audited Financial Statements - Auditors Report.”

At August 31, 2011, we had $0 cash on hand and in the bank compared to $6,315 in cash at August 31, 2010. At August 31, 2011, we had negative working capital of $51,455 compared to negative working capital of $29,781, at August 31, 2010. This increase in negative working capital is primarily the result of accounting fees and transfer agent fees.

At August 31, 2011, our total liabilities were $51,455. Our total liabilities at August 31, 2010 were $36,096.

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

We did not generate any revenue during the fiscal year ended August 31, 2011. Financing activities resulted in a net cash inflow of $2,271 for the one-year period ended August 31, 2011 compared to a net cash inflow of $23,401 for the one-year period ended August 31, 2010. We incurred operating expenses in the amount of $21,674 in the fiscal year ended August 31, 2011 compared to operating expenses of $25,763 for the one-year period ended August 31, 2010. These operating expenses were comprised of professional fees and office and general expenses.   Since inception we have incurred operating expenses of $ 66,655.

Alarming Devices has no current plans, preliminary or otherwise, to merge with any other entity.

 Off Balance Sheet Arrangements

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

Item 8. Financial Statements and Supplementary Data

ALARMING DEVICES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

August 31, 2011

Audited

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM	F-1

BALANCE SHEETS	F-2

STATEMENTS OF OPERATIONS	F-3

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)	F-4

STATEMENTS OF CASH FLOW	F-5

NOTES TO FINANCIAL STATEMENTS	F-6

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Alarming Devices, Inc.

We have audited the accompanying balance sheets of Alarming Devices, Inc. (A Development Stage “Company”) as of August 31, 2011 and 2010 and the related statements of operations, changes in shareholders’ equity and cash flows for the year ended August 31, 2011 and, and for the period from July 22, 2008 (inception) to August 31, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alarming Devices, Inc. as of August 31, 2011 and, and the result of its operations and its cash flows for the year ended August 31, 2011 and, and for the period from July 22, 2008 (inception) to August 31, 2011 in conformity with U.S. generally accepted accounting principles.

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

/s/Chang Park
CHANG G. PARK, CPA

[__________] 2011
San Diego, CA

ALARMING DEVICES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

August 31, 2011

Audited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOW

NOTES TO FINANCIAL STATEMENTS

{Client/002696/S197/00436927.DOCX;1 }

ALARMING DEVICES, INC.
(A Development Stage Company)

BALANCE SHEETS
Audited

	August 31, 2011	August 31, 2010

ASSETS

CURRENT ASSETS
Cash	$0	$6,315
Prepaid Expenses	-
TOTAL ASSETS	$0	$6,315

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$24,587	$13,500
Loans from Related Parties	26,868	22,596
TOTAL CURRENT LIABILITIES	$51,455	$36,096

STOCKHOLDER'S EQUITY ( DEFICIT )
Capital stock (Note 5)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
5,340,000 shares of common stock	$5,340	$5,340
Additional Paid in Capital	9,860	9,860
Deficit accumulated during the development stage	(66,655)	(44,981)
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	$(51,455)	$(29,781)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$0	$6,315

The accompanying notes are an integral part of these financial statements

ALARMING DEVICES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
Audited

			Cumulative results
	Year	Year	from inception
	ended	ended	(July22, 2008) to
	August 31, 2011	August 31, 2010	August 31, 2011
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$3,286	$10,780	$17,396
Professional Fees	18,388	14,983	49,259
Total Expenses	$21,674	$25,763	$66,655

Provision for Income Tax	$-	$-	$-
NET LOSS	$(21,674)	$(25,763)	$(66,655)
BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	5,340,000	5,248,627

The accompanying notes are an integral part of these financial statements

ALARMING DEVICES, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (July 22, 2008) to August 31, 2011

Audited

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscription	development
	shares	Amount	Capital	Receivable	stage	Total
Balance, July 22, 2008	-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.001
per share on August, 2008	5,000,000	$5,000	$-	$(5,000)	$-	$-

Net loss for the period ended
August 31, 2008					-	-

Balance, August 31, 2008	5,000,000	$5,000	$-	$(5,000)	$-	$-

Subscription Receivable				5,000		5,000

Net loss for the year ended
August 31, 2009	-	-	-	-	(19,218)	(19,218)

Balance, August 31, 2009	5,000,000	$5,000	$-	$-	$(19,218)	$(14,218)

Common stock issued for cash at $0.001
per share on December, 2009	340,000	340	9,860			10,200

Net loss for the year ended
August 31, 2010	-	-	-	-	(25,763)	(25,763)

Balance, August 31, 2010	5,340,000	$5,340	$9,860	$-	$(44,981)	$(29,781)

Net loss for the period ended
August 31, 2011	-	-	-	-	(21,674)	(21,674)

Balance, August 31, 2011	5,340,000	$5,340	$9,860	$-	$(66,655)	$(51,455)

The accompanying notes are an integral part of these financial statements

ALARMING DEVICES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOW
Audited

	Year	Year	July22, 2008
	ended	ended	(inception date) to
	August 31, 2011	August 31, 2010	August 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,674)	$(25,763)	$(66,655)
Adjustment to reconcile net loss to net cash
used in operating activities
Increase (decrease) in accrued expenses	11,087	5,872	24,587
Increase (decrease) in prepaid expenses	-	-	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(10,587)	$(19,891)	$(42,068)

CASH FLOWS FROM FINANCING ACTIVITIES		.
Proceeds from sale of common stock	-	10,200	15,200
Proceeds from related parties loan	4,272	13,202	26,868
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$4,272	$23,402	$42,068

NET INCREASE ( DECREASE) IN CASH	$(6,315)	$3,510	$-

CASH, BEGINNING OF YEAR	$6,315	$2,805	$-

CASH, END OF YEAR	$-	$6,315	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ALARMING DEVICES, INC.
(A Development Stage Company)
NOTES TO THE AUDITED FINANCIAL STATEMENTS

August 31, 2011

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Alarming Devices, Inc. (“Company”) is in the initial development stage and has incurred losses since inception totaling $66,655.  The Company was incorporated on July 22, 2008 in the State of Nevada and established a fiscal year end of August.  The Company is a development stage company and intends to import from China and supply a reliable and affordable home and commercial wireless alarm system.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements present the balance sheet, statements of operations, stockholders' equity (deficit) and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Advertising
Advertising costs are expensed as incurred. As of August 31, 2011, no advertising costs have been incurred.

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

Net Loss per Share
Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2011.

Recent Accounting Pronouncements

In May 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU No. 2011-04”). ASU No. 2011-04 provides guidance which is expected to result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. It changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. It is not intended for this update to result in a change in the application of the requirements in Topic 820. The amendments in ASU No. 2011-04 are to be applied prospectively. ASU No. 2011-04 is effective for public companies for interim and annual periods beginning after December 15, 2011. Early application is not permitted. This update is not expected to have a material impact on the Company’s financial statements.

 In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”). In ASU No. 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in ASU No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. They also do not change the presentation of related tax effects, before related tax effects, or the portrayal or calculation of earnings per share. The amendments in ASU No. 2011-05 should be applied retrospectively. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. This update is not expected to have a material impact on the Company’s financial statements.

 In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350)” (“ASU No. 2011-08”). In ASU No. 2011-08, an entity is permitted to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The ASU’s objective is to simplify how an entity tests goodwill for impairment. The amendments in ASU No. 2011-08 are effective for annual and interim goodwill and impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is evaluating the requirements of ASU No. 2011-08 and has not yet determined whether a revised approach to evaluation of goodwill impairment will be used in future assessments. The Company does not expect the adoption of ASU No. 2011-08 to have a material impact on its financial statements.

Other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.Currently, the Company has a working capital deficit of $51,455, an accumulated deficit of $66,655 and net loss from operations since inception of $66,655. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.   The Company is funding its initial operations by way of issuing Founder’s shares.

As of August 31, 2011, the Company had issued 5,000,000 Founder’s shares at $0.001 per share for net funds to the Company of $5,000 and 340,000 common shares at$0.03 per share for net funds received of $10,200.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and EDGARizing costs

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures”, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing US GAAP that require the use of fair value measurements which establishes a framework for measuring fair value and expands disclosure about such fair value measurements.
ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.
Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The carrying amounts reported in the balance sheet for cash, prepaid expenses and note payable – related party approximate their estimated fair market value based on the short-term maturity of this instrument.
In addition, FASB ASC 825-10-25 “Fair Value Option” was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value

NOTE 5 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.
As of August 31, 2011, the Company has not granted any stock options and has not recorded any stock-based compensation.
On August 11, 2008, the Company issued 5,000,000 shares of the common stock in the Company at $0.001 per share for $5,000 to the director of the Company.
During December 2009, the Company issued 340,000 shares of Common stock in the Company at $0.03 per shares for $10,200.
As of August 31, 2011 the Company had 5,340,000 shares of common stock issued and outstanding.

NOTE 6 – LOAN PAYABLE – RELATED PARTY LOANS

The Company has received $24,868 as a loan from a Director. The loan is payable on demand and without interest. The Company also received $2,000 loan from Steel Pier Capital Advisors, LLC, a stock purchase vendee which subsequently became the Company’s controlling shareholder  This loan is payable on demand and without interest.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of August 31, 2011 are as follows:

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of August 31, 2011 are as follows:
August 31, 2011

Net operating loss carry forward	66,655
Effective Tax rate	35%
Deferred Tax Assets	23,329
Less: Valuation Allowance	(23,329)
Net deferred tax asset	$ 0

The net federal operating loss carry forward will expire between 2027 and 2028. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 8 – SUBSEQUENT EVENT

Management performed an evaluation of the Company’s activity through the date these financials were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On December 12, 2011, Steel Pier Capital Advisors, LLC, a Delaware limited liability company (“Steel Pier”), consummated a Stock Purchase Agreement with Andre Luiz Nascimento Moreira to purchase 5,000,000 shares of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”) for the purchase price of $150,000.  As a result of the acquisition, Steel Pier Steel Pier acquired control over approximately 93.6% of the Registrant’s issued shares of Common Stock, and thereby control of the Registrant.  In connection with the agreement, Mr. Nascimento agreed to retire advances he had made to the Company in the amount of $24,867.64.

Also on December 12, 2011, the Company’s Board of Directors and officers was reconstituted by the resignation of Andre Luiz Nascimento Moreira from his role as the Registrant’s sole Director, President, Secretary and Treasurer and the appointment of C. Mark Burgess as the Registrant’s sole Director, President, Secretary and Treasurer.

C. Mark Burgess, Director, President, Secretary and Treasurer

C. Mark Burgess has served as the Chief Financial Officer of Steel Pier Capital Advisors since 2009.  From 2008 to 2009, Mr. Burgess served as the Principal of GlobalVest Partners, LLC.  Prior thereto and from 2004 to 2008, Mr. Burgess served as the Managing Director of Integrated Finance, LLC a boutique investment bank.  Mr. Burgess received a Bachelor of Science in Electrical & Biomedical Engineering from Duke University, followed by extensive graduate studies in at Tulane University receiving a Masters of Science in Electrical & Biomedical Engineering.  In 1992, he received his MBA in Finance from Columbia Business School.  The Company’s Sole Officer and Director concluded Mr. Burgess’ education and extensive experience in developing early stage companies make him an ideal candidate to serve on the Board of Directors..

Item 9. Changes and Disagreements with Accounts on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that Evaluation he concluded that the Registrant’s disclosure controls and procedures are ineffective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company’s  principal executive and principal financial officer has concluded that as of the end of the period covered by this Annual Report on Form 10K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures~~.~~ which is identified below.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.”

The material weaknesses in our disclosure control procedures are as follows:

1.    Lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.
2.    Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.
We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:
·       Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.

·       Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintain records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition , use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

As of August 31, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting are not effective as of August 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on that evaluation, they concluded that, as of May 31, 2011, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of August 31, 2011 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.
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
Management believes that the appointment of more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2011 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.

Item 9B. Other Information

On December 12, 2011, Steel Pier Capital Advisors, LLC, a Delaware limited liability company (“Steel Pier”), consummated a Stock Purchase Agreement with Andre Luiz Nascimento Moreira to purchase 5,000,000 shares of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”) for the purchase price of $150,000.  As a result of the acquisition, Steel Pier Steel Pier acquired control over approximately 93.6% of the Registrant’s issued shares of Common Stock, and thereby control of the Registrant.  In connection with the agreement, Mr. Nascimento agreed to retire advances he had made to the Company in the amount of $24,867.64.

Also on December 12, 2011, the Company’s Board of Directors and officers was reconstituted by the resignation of Andre Luiz Nascimento Moreira from his role as the Registrant’s sole Director, President, Secretary and Treasurer and the appointment of C. Mark Burgess as the Registrant’s sole Director, President, Secretary and Treasurer.

C. Mark Burgess, Director, President, Secretary and Treasurer

C. Mark Burgess has served as the Chief Financial Officer of Steel Pier Capital Fund since 2009.  He also serves as Chief Operating Officer of 11i Solutions, Inc. since March 2011.  From 2008 to 2009, Mr. Burgess has served as the Principal of GlobalVest Partners, LLC. Prior thereto and from 2004 to 2008, Mr. Burgess served as the Managing Director of Integrated Finance, LLC. Mr. Burgess received a Bachelor of Science in Electrical & Biomedical Engineering from Duke University, followed by extensive graduate studies in at Tulane University receiving a Masters of Science in Electrical & Biomedical Engineering.  In 1992, he received his MBA in Finance from Columbia Business School.  The Company’s Sole Officer and Director concluded Mr. Burgess’ education and extensive experience in in developing early stage companies make him an ideal candidate to serve on the Board of Directors.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors serve until their respective successors are elected and qualified. Andre Luiz Nascimento Moreira has been elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating or compensation committees. The Company’s current Audit Committee consists solely of Andre Luiz Nascimento Moreira, the Company’s sole officer and director.

The names, addresses, ages and positions of our executive officers and directors as of August 31, 2011 are set forth below:

Name	Age	Position(s)
Andre Luiz Nascimento Moreira	27	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Andre L. N. Moreira, Rua Fernando Melao Martine, 58, Sao Paulo, SP, Brazil 04438-290	5,000,000	93.63%
	All Beneficial Owners as a Group (1 person)	5,000,000	93.63%

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company has received $22,597 as a loan from a Director as of August 31, 2011. The loan is payable on demand and without interest

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

Item 14.   Principal Accountant Fees and Services.

For the fiscal year ended August 31, 2011 and 2010, the total fee charged to the Company for audit service, including quarterly reviews were $10,000 and $8,000.

During the fiscal year ended August 31, 2011 and 2010, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

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

ALARMING DEVICES, INC.

BY: /s/ Andre Luiz Nascimento Moreira
Name: Andre Luiz Nascimento Moreira
Title: President, Secretary Treasurer and Director
(Principal Executive Officer and Principal Financial Officer)

Dated:  December 13, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andre Luiz Nascimento Moreira	President, Secretary Treasurer and Director	December 11, 2011

- 22