Form 10-K/A
period 2011-08-31
ALARMING DEVICES, INC.
filed 2011-12-21
CIK 1449097

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number   333-157010

ALARMING DEVICES, INC.
(Exact name of registrant as specified in its charter)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-K/A

Nevada	26-3062327
(State or other jurisdiction of incorporation)	(IRS employer ID Number)

112 North Curry Street, Carson City, Nevada	89703-4934
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code (775) 284-3707

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒ No ☐

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files.  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).       Yes  ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity:

Explanatory Note: The Registrant is amending the Form 10-K filed on December 14, 2011 for the fiscal year ended August 31, 2011. An agent of the Registrant inadvertently filed a draft without the Registrant’s authorization.  The draft contained financial statements which did not include the report of the Registrant’s independent registered accounting firm.  Additionally, the draft discussed transactions which had not yet been consummated.  This Form 10-K/A contains the report of the Registrant’s independent registered accounting firm and revises the disclosures related to the transactions.

TABLE OF CONTENTS

PART I	Page Number

Item 1.	Business	3
Item 1A.	Risk Factors	5
Item 1B	Unresolved Staff Comments	5
Item 2	Properties	5
Item 3	Legal Proceedings	5
Item 4	Removed and Reserved	5

PART II

PART III

Item 10	Directors, Executive Officers and Corporate Governance	18
Item 11	Executive Compensation	19
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder matters	19
Item 13	Certain Relationships and Related Transactions and Director Independence	19
Item 14	Principal Accounting Fees and Services	19

PART IV

Item 15	Exhibits and Financial Statement Schedules	20

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

We did not generate any revenue during the fiscal year ended August 31, 2011. Financing activities resulted in a net cash inflow of $4,272 for the one-year period ended August 31, 2011 compared to a net cash inflow of $23,401 for the one-year period ended August 31, 2010. We incurred operating expenses in the amount of $21,674 in the fiscal year ended August 31, 2011 compared to operating expenses of $25,763 for the one-year period ended August 31, 2010. These operating expenses were comprised of professional fees and office and general expenses.   Since inception we have incurred operating expenses of $ 66,655.

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

Item 8. Financial Statements and Supplementary Data

ALARMING DEVICES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

August 31, 2011

Audited

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM	7

BALANCE SHEETS	8

STATEMENTS OF OPERATIONS	8

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)	10

STATEMENTS OF CASH FLOW	11

NOTES TO FINANCIAL STATEMENTS	12

PLS CPA, A PROFESSIONAL CORPORATION
t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 433-2979
t E-MAIL changgpark@gmail.comt

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Alarming Devices, Inc

We have audited the accompanying balance sheets of Alarming Devices, inc. (A Development Stage “Company”) as of August 31, 2011 and 2010 and the related statements of operations, changes in shareholders’ equity and cash flows for the years ended August 31, 2011 and 2010, and for the period from July 22, 2008 (inception) to August 31, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Alarming Devices, Inc. as of August 31, 2011 and 2010, and the result of its operations and its cash flows for the years ended August 31, 2011 and 2010, and for the period from July 22, 2008 (inception) to August 31, 2011 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA
____________________
PLS CPA, A Professional Corp.

December 20, 2011
San Diego, CA. 92111

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

The accompanying notes are an integral part of these financial statements

ALARMING DEVICES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOW
Audited

	Year	Year	July22, 2008
	ended	ended	(inception date) to
	August 31, 2011	August 31, 2010	August 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,674)	$(25,763)	$(66,655)
Adjustment to reconcile net loss to net cash
used in operating activities
Increase (decrease) in accrued expenses	11,087	5,872	24,587
Increase (decrease) in prepaid expenses	-	-	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(10,587)	$(19,891)	$(42,068)

CASH FLOWS FROM FINANCING ACTIVITIES		.
Proceeds from sale of common stock	-	10,200	15,200
Proceeds from related parties loan	4,272	13,201	26,868
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$4,272	$23,401	$42,068

NET INCREASE ( DECREASE) IN CASH	$(6,315)	$3,510	$-

CASH, BEGINNING OF YEAR	$6,315	$2,805	$-

CASH, END OF YEAR	$-	$6,315	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

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

As of August 31, 2011, the Company had issued 5,000,000 Founder’s shares at $0.001 per share for net funds to the Company of $5,000 and 340,000 common shares at $0.03 per share for net funds received of $10,200.

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

NOTE 6 – LOAN PAYABLE – RELATED PARTY LOANS

The Company has received $24,868 as a loan from a Director. The loan is payable on demand and without interest. The Company also received $2,000 loan from Steel Pier Capital Advisors, LLC, a stock purchase vendee. This loan is payable on demand and without interest.

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

NOTE 8 – SUBSEQUENT EVENT

Management performed an evaluation of the Company’s activity through the date these financials were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

None.

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

Item 14.   Principal Accountant Fees and Services.

For the fiscal year ended August 31, 2011 and 2010, the total fee charged to the Company for audit service, including quarterly reviews were $9,500 and $8,000.

During the fiscal year ended August 31, 2011 and 2010, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

ITEM 15. EXHIBITS

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

Dated:  December 20, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andre Luiz Nascimento Moreira	President, Secretary Treasurer and Director	December 20, 2011