Form 10-Q
period 2011-11-30
ALARMING DEVICES, INC.
filed 2012-01-23
CIK 1449097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

As of January 23, 2012, 5,340,000 shares of the Registrant’s common stock, $0.001 par value per share, were issued and outstanding.

ALARMING DEVICES, INC.

FORM 10-Q

For the quarter ended November 30, 2011

ALARMING DEVICES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

November 30, 2011

Unaudited

ALARMING DEVICES, INC.

(A Development Stage Company)

BALANCE SHEETS

	November 30, 2011	August 31, 2011
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$0	$0
TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$28,687	$24,587
Loans from Related Party	26,868	26,868
TOTAL CURRENT LIABILITIES	$55,555	$51,455

STOCKHOLDER'S EQUITY ( DEFICIT )
Capital stock (Note 5)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
5,340,000 shares of common stock	$5,340	$5,340
Additional Paid in Capital	9,860	9,860
Deficit accumulated during the development stage	(70,755)	(66,655)
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	$(55,555)	$(51,455)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$0	$0

The accompanying notes are an integral part of these financial statements

ALARMING DEVICES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

Unaudited

			Cumulative results
	Three months	Three months	from inception
	ended	ended	(July22, 2008) to
	November 30, 2011	November 30, 2010	November 30, 2011
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$600	$535	$17,996
Professional Fees	3,500	3,500	52,759
Total Expenses	$4,100	$4,035	$70,755

Provision for Income Tax	$-	$-	$-
NET LOSS	$(4,100)	$(4,035)	$(70,755)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,340,000	5,340,000

The accompanying notes are an integral part of these financial statements

ALARMING DEVICES, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

From inception (July22, 2008) to November 30, 2011

Unaudited

	Common Stock
	Number of		Additional Paid-in	Share Subscription	Deficit accumulated during the development
	shares	Amount	Capital	Receivable	stage	Total
Balance, July 22, 2008	-	$-	$-	$-	$-	$-

Common stock issued for cash at
$0.001 per share on August, 2008	5,000,000	$5,000	$-	$(5,000)	$-	$-

Net loss for the period ended
August 31, 2008					-	-

Balance, August 31, 2008	5,000,000	$5,000	$-	$(5,000)	$-	$-
Subscription Receivable				5,000		5,000

Net loss for the year ended
August 31, 2009	-	-	-	-	(19,218)	(19,218)

Balance, August 31, 2009	5,000,000	$5,000	$-	$-	$(19,218)	$(14,218)
Common stock issued for cash at $0.001
per share on December, 2009	340,000	340	9,860			10,200

Net loss for the year ended
August 31, 2010	-	-	-	-	(25,763)	(25,763)

Balance, August 31, 2010	5,340,000	$5,340	$9,860	$-	$(44,981)	$(29,781)
Net loss for the year ended
August 31, 2011	-	-	-	-	(21,674)	(21,674)

Balance, August 31, 2011	5,340,000	$5,340	$9,860	$-	$(66,655)	$(51,455)
Net loss for the period ended
November 30, 2011	-	-	-	-	(4,100)	(4,100)

Balance, November 30, 2011	5,340,000	$5,340	$9,860	$-	$(70,755)	$(55,555)

 The accompanying notes are an integral part of these financial statements

ALARMING DEVICES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW

Unaudited

	Three months ended	Three months ended	July22, 2008 (inception date) to
	November 30, 2011	November 30, 2010	November 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,100)	$(4,035)	$(70,755)
Adjustment to reconcile net loss to net cash used in operating activities
Increase (decrease) in accrued expenses	4,100	(500)	28,687
Increase (decrease) in prepaid expenses	-	-	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$-	$(4,535)	$(42,068)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	15,200
Increase in shareholder loan	-	110	26,868

NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$110	$42,068

NET INCREASE ( DECREASE) IN CASH	$-	$(4,425)	$-

CASH, BEGINNING OF PERIOD	$-	$6,315	$-

CASH, END OF PERIOD	$-	$1,890	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ALARMING DEVICES, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

November 30, 2011

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Alarming Devices, Inc. (“Company”) is in the initial development stage and has incurred losses since inception totaling $70,755. The Company was incorporated on July 22, 2008 in the State of Nevada and established a fiscal year end of August. The Company is a development stage company and intends to import from China and supply a reliable and affordable home and commercial wireless alarm system.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders' equity (deficit) and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Advertising

Advertising costs are expensed as incurred. As of November 30, 2011, no advertising costs have been incurred.

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

Net Loss per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of November 30, 2011.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $55,555, an accumulated deficit of $70,755 and net loss from operations since inception of $70,755. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares.

As of November 30, 2011, the Company had issued 5,000,000 Founder’s shares at $0.001 per share for net funds to the Company of $5,000 and 340,000 common shares at $0.03 per share for net funds received of $10,200.

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

As of November 30, 2011, the Company has not granted any stock options and has not recorded any stock-based compensation.

On August 11, 2008, the Company issued 5,000,000 shares of the common stock in the Company at $0.001 per share for $5,000 to the director of the Company.

During December 2009, the Company issued 340,000 shares of Common stock in the Company at $0.03 per shares for $10,200.

As of November 30, 2011 the Company had 5,340,000 shares of common stock issued and outstanding.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of November 30, 2011 are as follows:

November 30, 2011

Net operating loss carry forward	70,755
Effective Tax rate	35%
Deferred Tax Assets	24,764
Less: Valuation Allowance	(24,764)
Net deferred tax asset	$0

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

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of November 30, 2011 we had $0 of cash on hand. We incurred operating expenses in the amount of $70,755 since July 22, 2008 to November 30, 2011. These operating expenses were comprised of professional fees and office and general expenses.

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

The Company incurred a net loss of $4,100 for the three-month period ended November 30, 2011, compared with a net loss of $4,035 for the three month period ended November 30, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Not required for smaller reporting companies.

Item 4. Controls and Procedures

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

Item 4. (Removed and Reserved)

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

Dated: January 23, 2012

ALARMING DEVICES, INC.

By:	/s/ Andre Luiz Nascimento Moreira
Name: Andre Luiz Nascimento Moreira
Title: President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Director
(Principal Executive Officer and Principal Accounting Officer)

