Form 10-Q/A
period 2011-11-30
ALARMING DEVICES, INC.
filed 2012-02-14
CIK 1449097

_______________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note: The sole purpose of this Amendment No 1. to Alarming Devices, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2011, filed with the Securities and Exchange Commission on January 23, 2012 (the “Form 10-Q”), is to provide the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL. No other changes have been made to the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

________________________________________

Item 6. Exhibits.

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS XBRL Instance Document**

101.SCH XBRL Taxonomy Extension Schema Document**

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB XBRL Taxonomy Extension Label Linkbase Document**

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document**

________________________________________

* These exhibits were previously included or incorporated by reference in Alarming Devices, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2011, filed with the Securities and Exchange Commission on January 23, 2012.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 14, 2012

ALARMING DEVICES, INC.

By: /s/ Andre Luiz Nascimento Moreira
Name: Andre Luiz Nascimento Moreira
Title: President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Director
(Principal Executive Officer and Principal Accounting Officer)