Form 10-K
period 2012-08-31
ALARMING DEVICES, INC.
filed 2012-12-13
CIK 1449097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number   333-157010

ALARMING DEVICES, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-3062327
(State or other jurisdiction of incorporation)	(IRS employer ID Number)

112 North Curry Street, Carson City	89703-4934
(Address of principal executive offices)	(Zip Code)

 Registrant’ telephone number including area code   (775) 284-3707

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐ NO ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity:

As of December 13, 2012, 5,340,000 shares of the Registrant’s common stock, $0.001 par value per share, were issued and outstanding.

TABLE OF CONTENTS

	PART I	Page Number

Item 1.	Business	3
Item 1A.	Risk Factors	4
Item 1B	Unresolved Staff Comments	4
Item 2	Properties	4
Item 3	Legal Proceedings	4
Item 4	Mine Safety Disclosures	4

PART II

PART III

Item 10	Directors, Executive Officers and Corporate Governance	9
Item 11	Executive Compensation	10
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	10
Item 13	Certain Relationships and Related Transactions and Director Independence	10
Item 14	Principal Accounting Fees and Services	10

PART IV

Item 15	Exhibits and Financial Statement Schedules	11

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.  Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

As of August 31, 2012, the Company had thirty (30) active shareholders of record. The Company has not paid cash dividends and has no outstanding options.

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

Our auditor’s report on our August 31, 2012 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “August 31, 2012 Audited Financial Statements - Auditors Report.”

At August 31, 2012, we had $0 cash on hand and in the bank compared to $0 in cash at August 31, 2012. At August 31, 2012, we had negative working capital of $82,956 compared to negative working capital of $51,455, at August 31, 2011. This increase in negative working capital is primarily the result of accounting fees and transfer agent fees.

At August 31, 2012, our total liabilities were $82,956. Our total liabilities at August 31, 2011 were $51,455.

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

We did not generate any revenue during the fiscal year ended August 31, 2012. Financing activities resulted in a net cash inflow of $25,500 for the one-year period ended August 31, 2012 compared to a net cash inflow of $4,272 for the one-year period ended August 31, 2011. We incurred operating expenses in the amount of $31,501 in the fiscal year ended August 31, 2012 compared to operating expenses of $21,674 for the one-year period ended August 31, 2011. These operating expenses were comprised of professional fees and office and general expenses.  Since inception we have incurred operating expenses of $98,156.

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

August 31, 2012

Audited

 BALANCE SHEETS

 STATEMENTS OF OPERATIONS

 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

 STATEMENTS OF CASH FLOW

NOTES TO FINANCIAL STATEMENTS

PLS CPA, A PROFESSIONAL CORPORATION

t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 433-2979

t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Alarming Devices, Inc

We have audited the accompanying balance sheets of Alarming Devices, inc. (A Development Stage “Company”) as of August 31, 2012 and 2011 and the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years ended August 31, 2012 and 2011, and for the period from July 22, 2008 (inception) to August 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Alarming Devices, Inc. as of August 31, 2012 and 2011, and the result of its operations and its cash flows for the years ended August 31, 2012 and 2011, and for the period from July 22, 2008 (inception) to August 31, 2012 in conformity with U.S. generally accepted accounting principles.

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

December 13, 2012

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

ALARMING DEVICES, INC.

(A Development Stage Company)

 BALANCE SHEETS

	August 31, 2012	August 31, 2011

ASSETS

CURRENT ASSETS
Cash	$0	$0
TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$30,589	$24,587
Loans from Related Party	52,367	26,868
TOTAL CURRENT LIABILITIES	$82,956	$51,455

STOCKHOLDER'S EQUITY (DEFICIT)
Capital stock (Note 5)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
5,340,000 shares of common stock	$5,340	$5,340
Additional Paid in Capital	9,860	9,860
Deficit accumulated during the development stage	(98,156)	(66,655)
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	$(82,956)	$(51,455)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$0	$0

The accompanying notes are an integral part of these financial statements

ALARMING DEVICES, INC.

(A Development Stage Company)

 STATEMENTS OF OPERATIONS

			Cumulative results
	Year	Year	from inception
	ended	ended	(July 22, 2008) to
	August 31, 2012	August 31, 2011	August 31, 2012
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$7,331	$3,286	$24,727
Professional Fees	24,170	18,388	73,429
Total Expenses	$31,501	$21,674	$98,156

Provision for Income Tax	$-	$-	$-
NET LOSS	$(31,501)	$(21,674)	$(98,156)
BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,340,000	5,340,000

The accompanying notes are an integral part of these financial statements

ALARMING DEVICES, INC.

(A Development Stage Company)

 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

From inception (July22, 2008) to August 31, 2012

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscription	development
	shares	Amount	Capital	Receivable	stage	Total
Balance, July 22, 2008	-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.001
per share on August, 2008	5,000,000	$5,000	$-	$(5,000)	$-	$-

Net loss for the period ended
August 31, 2008					-	-

Balance, August 31, 2008	5,000,000	$5,000	$-	$(5,000)	$-	$-

Subscription Receivable				5,000		5,000

Net loss for the year ended
August 31, 2009	-	-	-	-	(19,218)	(19,218)

Balance, August 31, 2009	5,000,000	$5,000	$-	$-	$(19,218)	$(14,218)

Common stock issued for cash at $0.001
per share on December, 2009	340,000	340	9,860			10,200

Net loss for the year ended
August 31, 2010	-	-	-	-	(25,763)	(25,763)

Balance, August 31, 2010	5,340,000	$5,340	$9,860	$-	$(44,981)	$(29,781)

Net loss for the year ended
August 31, 2011	-	-	-	-	(21,674)	(21,674)

Balance, August 31, 2011	5,340,000	$5,340	$9,860	$-	$(66,655)	$(51,455)

Net loss for the period ended
August 31, 2012	-	-	-	-	(31,501)	(31,501)

Balance, August 31, 2012	5,340,000	$5,340	$9,860	$-	$(98,156)	$(82,956)

The accompanying notes are an integral part of these financial statements

ALARMING DEVICES, INC.

(A Development Stage Company)

 STATEMENTS OF CASH FLOW

Audited

	Year	Year	July22, 2008
	Ended	Ended	(inception date) to
	August 31, 2012	August 31, 2011	August 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,501)	$(21,674)	$(98,156)
Adjustment to reconcile net loss to net cash
used in operating activities
Increase (decrease) in accrued expenses	6,001	11,087	30,589

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(25,500)	$(10,587)	$(67,567)

CASH FLOWS FROM FINANCING ACTIVITIES	.
Proceeds from sale of common stock	-	-	15,200
Increase in shareholder loan	25,500	4,272	52,367

NET CASH PROVIDED BY FINANCING ACTIVITIES	$25,500	$4,272	$67,567

NET INCREASE (DECREASE) IN CASH	$-	$(6,315)	$-

CASH, BEGINNING OF PERIOD	$-	$6,315	$-

CASH, END OF PERIOD	$-	$-	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ALARMING DEVICES, INC.

(A Development Stage Company)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

August 31, 2012

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Alarming Devices, Inc. (“Company”) is in the initial development stage and has incurred losses since inception totaling $94,935.  The Company was incorporated on July 22, 2008 in the State of Nevada and established a fiscal year end of August.  The Company is a development stage company and intends to import from China and supply a reliable and affordable home and commercial wireless alarm system.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders' equity (deficit) and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Advertising

Advertising costs are expensed as incurred.  As of August 31, 2012, no advertising costs have been incurred.

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

Net Loss per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2012.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $82,956, an accumulated deficit of $98,156 and net loss from operations since inception of $98,156. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

As of August 31, 2012, the Company had issued 5,000,000 Founder’s shares at $0.001 per share for net funds to the Company of $5,000 and 340,000 common shares at$0.03 per share for net funds received of $10,200.

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

As of August 31, 2012, the Company has not granted any stock options and has not recorded any stock-based compensation.

On August 11, 2008, the Company issued 5,000,000 shares of the common stock in the Company at $0.001 per share for $5,000 to the director of the Company.

During December 2009, the Company issued 340,000 shares of Common stock in the Company at $0.03 per shares for $10,200.

As of August 31, 2012 the Company had 5,340,000 shares of common stock issued and outstanding.

NOTE 6 – LOAN PAYABLE – RELATED PARTY LOANS

The Company has received $52,367 as a loan from Steel Pier Capital Advisors LLC, a stock purchase vendee. The loan is payable on demand and without interest.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of August 31, 2012 are as follows:

August 31, 2012

Net operating loss carry forward	98,156
Effective Tax rate	35%
Deferred Tax Assets	34,355
Less: Valuation Allowance	(34,355)
Net deferred tax asset	$0

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

As of August 31, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting are not effective as of August 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of August 31 ,2012, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of August 31 ,2012and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 31,2012 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The names, addresses, ages and positions of our executive officers and directors as of August 31, 2012 are set forth below:

Name	Age	Position(s)

Andre Luiz Nascimento Moreira	28	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company has received $52,367 as a loan from Steel Pier Capital Advisor LLC, a stock purchase vendee as of August 31, 2012. The loan is payable on demand and without interest.

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

Item 14.   Principal Accountant Fees and Services.

For the fiscal year ended August 31, 2012 and 2011, the total fee charged to the Company for audit service, including quarterly reviews were $10,600 and $9,500.

During the fiscal year ended August 31, 2012 and 2011, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

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

Dated:  December 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andre Luiz Nascimento Moreira	President, Secretary Treasurer and Director	December 13, 2012
Andre Luiz Nascimento Moreira

