Form 10-K/A
period 2012-08-31
ALARMING DEVICES, INC.
filed 2012-12-28
CIK 1449097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

As of December 14, 2012, 5,340,000 shares of the Registrant’s common stock, $0.001 par value per share, were issued and outstanding.

Explanatory Note: The sole purpose of this Amendment to Alarming Devices, Inc.’s Annually Report on Form 10-K for the fiscal year ended August 31, 2012, filed with the Securities and Exchange Commission on December 13, 2012 (the “Form 10-K”), is to provide the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL. No other changes have been made to the Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.	EXHIBITS.

Exhibit Number	Description of Exhibits
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer. *

32.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer. *

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*  These exhibits were previously included or incorporated by reference in Alarming Devices, Inc.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012, filed with the Securities and Exchange Commission on December 13, 2012.

**  Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALARMING DEVICES, INC.

BY:	/s/ Andre Luiz Nascimento Moreira
Name: Andre Luiz Nascimento Moreira
Title: President, Secretary Treasurer and Director
(Principal Executive Officer and Principal Financial Officer)

Dated:  December 27, 2012

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer. *

32.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer. *

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*  These exhibits were previously included or incorporated by reference in Alarming Devices, Inc.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012, filed with the Securities and Exchange Commission on December 13, 2012.

**  Filed herewith.