Form 10-Q
period 2012-11-30
ALARMING DEVICES, INC.
filed 2013-01-22
CIK 1449097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________

FORM 10-Q

_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

As of January 22, 2013, 5,340,000 shares of the Registrant’s common stock, $0.001 par value per share, were issued and outstanding.

ALARMING DEVICES, INC.

FORM 10-Q

For the quarter ended November 30, 2012

ALARMING DEVICES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

November 30, 2012 (Unaudited)

CONTENTS	Page(s)

Balance Sheets as of November 30, 2012 (Unaudited) and August 31, 2012	F-2
Statements of Operations for the Three Months Ended November 30, 2012 and 2011 and for the Period from July 22, 2008 (Inception) through November 30, 2012 (Unaudited)	F-3
Statement of Stockholders’ Equity (Deficit) for the Period from July 22, 2008 (Inception) through November 30, 2012 (Unaudited)	F-4
Statements of Cash Flows for the Three Months Ended November 30, 2012 and 2011 and for the Period from July 22, 2008 (Inception) through November 30, 2012 (Unaudited)	F-5
Notes to the Financial Statements (Unaudited)	F-6

ALARMING DEVICES, INC.

(A Development Stage Company)

BALANCE SHEETS

	November 30, 2012	August 31, 2012
	(Unaudited)

Assets
Current assets
Cash	$-	$-

Total current assets	-	-

Total assets	$-	$-

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued liabilities	$27,839	$30,589
Advances from stockholder	55,117	52,367

Total current liabilities	82,956	82,956

Total Liabilities	82,956	82,956

Stockholders' deficit
Common stock: $0.001 par value: 75,000,000 shares authorized; 5,340,000 shares issued and outstanding	5,340	5,340
Additional paid-in capital	9,860	9,860
Deficit accumulated during the development stage	(98,156)	(98,156)

Total stockholders' deficit	(82,956)	(82,956)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements

ALARMING DEVICES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

			For the Period from
	For the Three Months	For the Three Months	May 29, 2007
	Ended	Ended	(inception) through
	November 30, 2012	November 30, 2011	November 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-

Operating expenses
Professional fees	-	3,500	73,429
General and administrative	-	600	24,727

Total operating expenses	-	4,100	98,156

Loss before income tax provision	-	(4,100)	(98,156)

Income tax provision	-	-	-

Net loss	$-	$(4,100)	$(98,156)

Net loss per common share:
- Basic and diluted	$-	$(0.00)

Weighted average common shares outstanding
- basic and diluted	5,340,000	5,340,000

The accompanying notes are an integral part of these financial statements

ALARMING DEVICES, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

From inception (July22, 2008) to November 30, 2012

(Unaudited)

				Stock	Deficit Accumulated	Total
	Common Stock, $0.001 Par Value		Additional	Subscription	during the	Stockholders'
	Number of Shares	Amount	paid-in Capital	Receivable	Development Stage	Equity (Deficit)

Balance, July 22, 2008 (inception)	-	$-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share in August, 2008	5,000,000	5,000	-	(5,000)	-	-

Net loss					-	-

Balance, August 31, 2008	5,000,000	5,000	-	(5,000)	-	-

Subscription receivable				5,000	-	5,000

Net loss					(19,218)	(19,218)

Balance, August 31, 2009	5,000,000	5,000	-	-	(19,218)	(14,218)

Shares issued for cash at $0.03 per share in December, 2009	340,000	340	9,860	-	-	10,200

Net loss					(25,763)	(25,763)

Balance, August 31, 2010	5,340,000	5,340	9,860	-	(44,981)	(29,781)

Net loss					(21,674)	(21,674)

Balance, August 31, 2011	5,340,000	5,340	9,860	-	(66,655)	(51,455)

Net loss					(31,501)	(31,501)

Balance, August 31, 2012	5,340,000	5,340	9,860	-	(98,156)	(82,956)

Net loss					-	-

Balance, November 30, 2012	5,340,000	$5,340	$9,860	$-	$(98,156)	$(82,956)

The accompanying notes are an integral part of these financial statements

ALARMING DEVICES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW

(Unaudited)

			For the Period from
	For the Three Months	For the Three Months	May 29, 2007
	Ended	Ended	(inception) through
	November 30, 2012	November 30, 2011	November 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$-	$(4,100)	$(98,156)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(2,750)	4,100	27,839

Net cash used in operating activities	(2,750)	-	(70,317)

Cash flows from financing activities:
Advances from stockholder	2,750	-	55,117
Proceeds from sale of common stock	-	-	15,200

Net cash provided by financing activities	2,750	-	70,317

Net change in cash	-	-	-

Cash, beginning of period	-		-

Cash, end of period	$-	$-	$-

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

Noncash investing and financing activities:
Accounts payable paid by advances from stockholders	$-	$-	$

The accompanying notes are an integral part of these financial statements

Alarming Devices, Inc.

(A Development Stage Company)

November 30, 2012 and 2011

Notes to the Financial Statements

(Unaudited)

Note 1 – Organization and Operations

Alarming Devices, Inc. (the “Company”), a development stage company, was incorporated under the laws of the State of Nevada on July 22, 2008. The Company intends to import from China and supply a reliable and affordable home and commercial wireless alarm system.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended August 31, 2012 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on December 13, 2012.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; income tax rate, income tax provision, deferred tax assets and valuation allowance of deferred tax assets; the carrying value and recoverability of long-lived assets, including the values assigned to an estimated useful lives of website development costs and the assumption that the Company will be a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued liablities, approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

Fiscal Year-End

The Company elected August 31 as its fiscal year ending date.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income Tax Provision

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended November 30, 2012 or 2011.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

There were no potentially outstanding dilutive shares for the interim period ended November 30, 2012 or 2011.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012.  Earlier implementation is permitted.

Other Recently Issued, but not yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at November 30, 2012, with no revenues earned since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Related Party Transactions

Advances from Stockholder

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Note 5 – Stockholders’ Equity (Deficit)

Shares Authorized

Upon formation the total number of shares of common stock which the Company is authorized to issue is Seventy Five Million (75,000,000) shares, par value $0.001 per share.

Common Stock

On August 11, 2008, the Company issued 5,000,000 shares of its common stock to the director of the Company at $0.001 per share for total proceeds of $5,000.

During December 2009, the Company issued 340,000 shares of its common stock at $0.03 per shares for total proceeds of $10,200.

Note 6 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

Plan of Operation

The Company has not yet generated any revenue from its operations. As of November 30, 2012, we had $0 of cash on hand. We incurred operating expenses in the amount of $98,156 since July 22, 2008 to November 30, 2012. These operating expenses were comprised of professional fees and office and general expenses.

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

The Company incurred a net loss of $4,100 for the nine-month period ended November 30, 2012, compared with a net loss of $4,035 for the nine month period ended November 30, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. *
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

(1) Incorporated by reference from the Company’s S-1 Registration Statement filed on January 29, 2009.
* Included in Exhibit 31.1
** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 22, 2013

ALARMING DEVICES, INC.

By:	/s/ Andre Luiz Nascimento Moreira
Name: Andre Luiz Nascimento Moreira
Title: President, Secretary/ Treasurer,
Chief Financial Officer and Chairman of
the Board of Director
(Principal Executive Officer and
Principal Accounting Officer)

