Form 10-Q/A
period 2012-11-30
ALARMING DEVICES, INC.
filed 2013-01-28
CIK 1449097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter year ended November 30, 2012

☐	TRANSITION REPORT PURSUANT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 333-157010

ALARMING DEVICES, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-3062327
(State or other jurisdiction of incorporation)	(IRS employer ID Number)

112 North Curry Street, Carson City, NV 89703-4934
(Address of principal executive offices and zip code)

775-284-3707
Registrant’ telephone number, including area code

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

As of January 23, 2013, 5,340,000 shares of the Registrant’s common stock, $0.001 par value per share, were issued and outstanding.

Explanatory Note: The sole purpose of this Amendment to Alarming Devices, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2012, filed with the Securities and Exchange Commission on January 22, 2013 (the “Form 10-Q”), is to provide the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL. No other changes have been made to the Form 10-Q.

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

*  These exhibits were previously included or incorporated by reference in Alarming Devices, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2012, filed with the Securities and Exchange Commission on January 22, 2013.

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

Dated:  January 28, 2013

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

*  These exhibits were previously included or incorporated by reference in Alarming Devices, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2012, filed with the Securities and Exchange Commission on January 22, 2013.

**  Filed herewith.