Form 10-Q
period 2013-02-28
ALARMING DEVICES, INC.
filed 2013-04-15
CIK 1449097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________

FORM 10-Q

_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No☐

As of April 15, 2013, 5,340,000 shares of the Registrant’s common stock, $0.001 par value per share, were issued and outstanding.

ALARMING DEVICES, INC.

FORM 10-Q

For the quarter ended February 28, 2013

Alarming Devices, Inc.

(A Development Stage Company)

February 28, 2013 and February 29, 2012

Index to the Financial Statements

Contents	Page(s)

Balance Sheets as of February 28, 2013 (Unaudited) and August 31, 2012	F-3

Statements of Operations for the Six Months Ended February 28, 2013 and February 29, 2012 and for the Period from July 22, 2008 (Inception) through February 28, 2013 (Unaudited)	F-4

Statements of Operations for the Three Months Ended February 28, 2013 and February 29, 2012 (Unaudited)	F-5

Statement of Stockholders’ Equity (Deficit) for the Period from July 22, 2008 (Inception) through February 28, 2013 (Unaudited)	F-6

Statements of Cash Flows for the Six Months Ended February 28, 2013 and February 29, 2012 and for the Period from July 22, 2008 (Inception) through February 28, 2013 (Unaudited)	F-7

Notes to the Financial Statements (Unaudited)	F-8

ALARMING DEVICES, INC.

(A Development Stage Company)

BALANCE SHEETS

	February 28, 2013	August 31, 2012
	(Unaudited)
Assets
Current assets
Cash	$-	$-

Total current assets	-	-

Total assets	$-	$-
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued liabilities	$29,243	$30,589
Advances from stockholder	57,776	52,367

Total current liabilities	87,019	82,956

Total Liabilities	87,019	82,956

Stockholders' deficit
Common stock: $0.001 par value: 75,000,000 shares authorized;
5,340,000 shares issued and outstanding	5,340	5,340
Additional paid-in capital	9,860	9,860
Deficit accumulated during the development stage	(102,219)	(98,156)

Total stockholders' deficit	(87,019)	(82,956)

Total liabilities and stockholders' deficit	$-	$-

 The accompanying notes are an integral part of these financial statements

 Alarming Devices, Inc.

 (A Development Stage Company)

 Statements of Operations

	For the Six Months Ended	For the Six Months Ended	For the Period from May 29, 2007 (inception) through
	February 28, 2013	February 29, 2012	February 28, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues earned during the development stage	$-	$-	$-

Operating expenses
Professional fees	4,063	12,312	77,492
General and administrative	-	968	24,727

Total operating expenses	4,063	13,280	102,219

Loss before income tax provision	(4,063)	(13,280)	(102,219)

Income tax provision	-	-	-

Net loss	$(4,063)	$(13,280)	$(102,219)

Net loss per common share:
- Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	5,340,000	5,340,000

The accompanying notes are an integral part of these financial statements

 Alarming Devices, Inc.

 (A Development Stage Company)

 Statements of Operations

	For the Three Months Ended February 28, 2013	For the Three Months Ended February 29, 2012
	(Unaudited)	(Unaudited)

Revenues earned during the development stage	$-	$-

Operating expenses
Professional fees	4,063	8,812
General and administrative	-	368
Total operating expenses	4,063	9,180

Loss before income tax provision	(4,063)	(9,180)

Income tax provision	-	-

Net loss	$(4,063)	$(9,180)

Net loss per common share:
- Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	5,340,000	5,340,000

The accompanying notes are an integral part of these financial statements

ALARMING DEVICES, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

From inception (July 22, 2008) to February 28, 2013

(Unaudited)

				Stock	Deficit Accumulated	Total
	Common Stock, $0.001 Par Value		Additional	Subscription	during the	Stockholders'
	Number of Shares	Amount	paid-in Capital	Receivable	Development Stage	Equity (Deficit)

Balance, July 22, 2008 (inception)	-	$-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share in August, 2008	5,000,000	5,000	-	(5,000)	-	-

Net loss					-	-

Balance, August 31, 2008	5,000,000	5,000	-	(5,000)	-	-

Subscription receivable				5,000	-	5,000

Net loss					(19,218)	(19,218)

Balance, August 31, 2009	5,000,000	5,000	-	-	(19,218)	(14,218)

Shares issued for cash at $0.03 per share in December, 2009	340,000	340	9,860	-	-	10,200

Net loss					(25,763)	(25,763)

Balance, August 31, 2010	5,340,000	5,340	9,860	-	(44,981)	(29,781)

Net loss					(21,674)	(21,674)

Balance, August 31, 2011	5,340,000	5,340	9,860	-	(66,655)	(51,455)

Net loss					(31,501)	(31,501)

Balance, August 31, 2012	5,340,000	5,340	9,860	-	(98,156)	(82,956)

Net loss					(4,063)	(4,063)

Balance, February 28, 2013	5,340,000	$5,340	$9,860	$-	$(102,219)	$(87,019)

The accompanying notes are an integral part of these financial statements

ALARMING DEVICES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW

(Unaudited)

	For the Six Months Ended February 28, 2013	For the Six Months Ended February 29, 2012	For the Period from May 29, 2007 (inception) through February 28, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(4,063)	$(13,280)	$(102,219)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,346)	2,480	29,243

Net cash used in operating activities	(5,409)	(10,800)	(72,976)

Cash flows from financing activities:
Advances from stockholder	5,409	10,800	57,776
Proceeds from sale of common stock	-	-	15,200

Net cash provided by financing activities	5,409	10,800	72,976

Net change in cash	-	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-	$-

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Alarming Devices, Inc.

(A Development Stage Company)

February 28, 2013 and 2012

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued liabilities, approximate their fair values because of the short maturity of these instruments.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended February 28, 2013 or February 29, 2012.

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

There were no potentially outstanding dilutive shares for the interim period ended February 28, 2013 or February 29, 2012.

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at February 28, 2013, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Plan of Operation

The Company has not yet generated any revenue from its operations. As of February 28, 2013, we had $0 of cash on hand. We incurred operating expenses in the amount of $98,156 since July 22, 2008 to February 28, 2013. These operating expenses were comprised of professional fees and office and general expenses.

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

3

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

The Company incurred a net loss of $4,063 for the six-month period ended February 28, 2013, compared with a net loss of $13,280 for the six month period ended February 29, 2012.

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

4

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the company or has a material interest adverse to the company.

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

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 15, 2013

ALARMING DEVICES, INC.

By:	/s/ Andre Luiz Nascimento Moreira
Name: Andre Luiz Nascimento Moreira
Title: President, Secretary/ Treasurer,
Chief Financial Officer and Chairman of
the Board of Director
(Principal Executive Officer and
Principal Accounting Officer)

6