Form 10-Q
period 2013-05-31
ALARMING DEVICES, INC.
filed 2013-07-15
CIK 1449097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

As of July 15, 2013, 5,340,000 shares of the Registrant’s common stock, $0.001 par value per share, were issued and outstanding.

ALARMING DEVICES, INC.

FORM 10-Q

For the quarter ended May 31, 2013

Alarming Devices, Inc.

(A Development Stage Company)

May 31, 2013 and 2012

Index to the Financial Statements

Contents	Page(s)

Balance Sheets at May 31, 2013 (Unaudited) and August 31, 2012	F-2

Statements of Operations for the Nine Months Ended May 31, 2013 and 2012 and for the Period from July 22, 2008 (Inception) through May 31, 2013 (Unaudited)	F-3

Statements of Operations for the Three Months Ended May 31, 2013 and 2012 (Unaudited)	F-4

Statement of Stockholders’ Equity (Deficit) for the Period from July 22, 2008 (Inception) through May 31, 2013 (Unaudited)	F-5

Statements of Cash Flows for the Nine Months Ended May 31, 2013 and 2012 and for the Period from July 22, 2008 (Inception) through May 31, 2013 (Unaudited)	F-6

Notes to the Financial Statements (Unaudited)	F-7

Alarming Devices, Inc.

(A Development Stage Company)

Balance Sheets

	May 31, 2013	August 31, 2012
	(Unaudited)

Assets
Current assets
Cash	$-	$-

Total current assets	-	-

Total assets	$-	$-

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued liabilities	$28,548	$30,589
Advances from stockholder	68,471	52,367

Total current liabilities	97,019	82,956

Total Liabilities	97,019	82,956

Stockholders' deficit
Common stock par value $0.001: 75,000,000 shares authorized; 5,340,000 shares issued and outstanding	5,340	5,340
Additional paid-in capital	9,860	9,860
Deficit accumulated during the development stage	(112,219)	(98,156)

Total stockholders' deficit	(97,019)	(82,956)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to the financial statements.

F-2

Alarming Devices, Inc.

(A Development Stage Company)

Statements of Operations

			For the Period from
	For the Nine Months	For the Nine Months	May 29, 2007
	Ended	Ended	(inception) through
	May 31, 2013	May 31, 2012	May 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues earned during the development stage	$-	$-	$-

Operating expenses
Professional fees	14,063	16,012	87,492
General and administrative	-	2,968	24,727

Total operating expenses	14,063	18,980	112,219

Loss before income tax provision	(14,063)	(18,980)	(112,219)

Income tax provision	-	-	-

Net loss	$(14,063)	$(18,980)	$(112,219)

Net loss per common share:
- Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	5,340,000	5,340,000

See accompanying notes to the financial statements.

F-3

Alarming Devices, Inc.

(A Development Stage Company)

Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	May 31, 2013	May 31, 2012
	(Unaudited)	(Unaudited)

Revenues earned during the development stage	$-	$-

Operating expenses
Professional fees	10,000	3,700
General and administrative	-	2,000

Total operating expenses	10,000	5,700

Loss before income tax provision	(10,000)	(5,700)

Income tax provision	-	-

Net loss	$(10,000)	$(5,700)

Net loss per common share:
- Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	5,340,000	5,340,000

See accompanying notes to the financial statements.

F-4

Alarming Devices, Inc.

(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)

For the Period from July 22, 2008 (Inception) through May 31, 2013

(Unaudited)

				Stock	Deficit Accumulated	Total
	Common Stock, $0.001 Par Value		Additional	Subscription	during the	Stockholders'
	Number of Shares	Amount	paid-in Capital	Receivable	Development Stage	Equity (Deficit)

Balance, July 22, 2008 (inception)	-	$-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share in August, 2008	5,000,000	5,000	-	(5,000)	-	-

Net loss					-	-

Balance, August 31, 2008	5,000,000	5,000	-	(5,000)	-	-

Subscription receivable				5,000	-	5,000

Net loss					(19,218)	(19,218)

Balance, August 31, 2009	5,000,000	5,000	-	-	(19,218)	(14,218)

Shares issued for cash at $0.03 per share in December, 2009	340,000	340	9,860	-	-	10,200

Net loss					(25,763)	(25,763)

Balance, August 31, 2010	5,340,000	5,340	9,860	-	(44,981)	(29,781)

Net loss					(21,674)	(21,674)

Balance, August 31, 2011	5,340,000	5,340	9,860	-	(66,655)	(51,455)

Net loss					(31,501)	(31,501)

Balance, August 31, 2012	5,340,000	5,340	9,860	-	(98,156)	(82,956)

Net loss					(14,063)	(14,063)

Balance, May 31, 2013	5,340,000	$5,340	$9,860	$-	$(112,219)	$(97,019)

See accompanying notes to the financial statements.

F-5

Alarming Devices, Inc.

(A Development Stage Company)

Statements of Cash Flows

			For the Period from
	For the Nine Months	For the Nine Months	May 29, 2007
	Ended	Ended	(inception) through
	May 31, 2013	May 31, 2012	May 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(14,063)	$(18,980)	$(112,219)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(2,041)	980	28,548

Net cash used in operating activities	(16,104)	(18,000)	(83,671)

Cash flows from financing activities:
Advances from stockholder	16,104	18,000	68,471
Proceeds from sale of common stock	-	-	15,200

Net cash provided by financing activities	16,104	18,000	83,671

Net change in cash	-	-	-

Cash, beginning of period	-		-

Cash, end of period	$-	$-	$-

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements.

F-6

Alarming Devices, Inc.

(A Development Stage Company)

May 31, 2013 and 2012

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

Fiscal Year-End

The Company elected August 31st as its fiscal year ending date.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include: (a) affiliates of the Company; (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended May 31, 2013 or 2012.

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

There were no potentially outstanding dilutive shares for the interim period ended May 31, 2013 or 2012.

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

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2013-01

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

FASB Accounting Standards Update No. 2013-02

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

FASB Accounting Standards Update No. 2013-04

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date." This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

FASB Accounting Standards Update No. 2013-05

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

FASB Accounting Standards Update No. 2013-07

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Other Recently Issued, but Not Yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had a deficit accumulated during the development stage at May 31, 2013, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Plan of Operation

The Company has not yet generated any revenue from its operations. As of May 31, 2013, we had $0 of cash on hand. We incurred operating expenses in the amount of $112,219 since July 22, 2008 to May 31, 2013. These operating expenses were comprised of professional fees and office and general expenses.

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

Our specific goal is to import and supply an affordable wireless alarm system. We intend to accomplish the foregoing through the following milestones:

1. Our principal officer plans to begin secure a licensing/purchase agreement with a company that owns some proprietary radio technology that would become the backbone of the Company’s product line. Then the President would contact factories in China and then travel to negotiate prices, approve prototypes and do all the necessary arrangements. We expect to complete this step within 120 days after we have raised enough funds.

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

3. As soon as our website is operational, we intend to market our product on TV commercials. Marketing is an ongoing matter that will continue during the life of our operations.

In summary, we anticipate that we will be fully operational within 360 days after we have raised enough funds.

As of the date of this filing, Alarming Devices has not yet generated enough funds in order to start its plan of operations. We have not yet secured any private placement offering or debt financing.

The Company incurred a net loss of $14,063 for the nine-month period ended May 31, 2013, compared with a net loss of $18,980 for the nine month period ended May 31, 2012.

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

Dated: July 15, 2013

ALARMING DEVICES, INC.

By:	/s/ Andre Luiz Nascimento Moreira
Name: Andre Luiz Nascimento Moreira
Title: President, Secretary/ Treasurer,
Chief Financial Officer and Chairman of
the Board of Director
(Principal Executive Officer and
Principal Accounting Officer)

