Form 10-Q/A
period 2013-05-31
ALARMING DEVICES, INC.
filed 2013-08-08
CIK 1449097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q/A (Amendment No. 1)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter year ended May 31, 2013

Commission File Number   333-157010

ALARMING DEVICES, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-3062327
(State or other jurisdiction of incorporation)	(IRS employer ID Number)

112 North Curry Street, Carson City, NV 89703-4934
(Address of principal executive offices and zip code)
(775) 284-3707
Registrant’ telephone number including area code

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

Explanatory Note: The sole purpose of this Amendment to Alarming Devices, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2013, filed with the Securities and Exchange Commission on July 15, 2013 (the “Form 10-Q”), is to provide the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL. No other changes have been made to the Form 10-Q.

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

*  These exhibits were previously included or incorporated by reference in Alarming Devices, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2013, filed with the Securities and Exchange Commission on July 15, 2013.

**  Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALARMING DEVICES, INC.

BY: /s/ Andre Luiz Nascimento Moreira
Name: Andre Luiz Nascimento Moreira
Title: President, Secretary/Treasurer, Chief Financial Officer and Chairman of the Board of Director
(Principal Executive Officer and Principal Financial Officer)

Dated:  August 8, 2013

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

*  These exhibits were previously included or incorporated by reference in Alarming Devices, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2013, filed with the Securities and Exchange Commission on July 15, 2013.

**  Filed herewith.