Form 10-K
period 2013-08-31
ALARMING DEVICES, INC.
filed 2013-12-16
CIK 1449097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  ☒   No  ☐

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files. Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☒   No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of February 28, 2013 was $0.00 based on the closing price of $0.00 per share as reported on the OTC Bulletin Board on February 28, 2013, the last business day of the Registrant's most recently completed fiscal second quarter (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant's common stock, without conceding that such persons are "affiliates" of the registrant for purposes of the federal securities laws).

2

PART I

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

The information in this Annual Report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should,” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

Although these forward-looking statements reflect the good faith judgment of our management, such statements can only be based upon facts and factors currently known to us. Forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in this Annual Report.

Investors are also advised to refer to the information in our previous filings with the Securities and Exchange Commission (“SEC”), especially on Forms 10-K, 10-Q and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

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

3

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

In summary, we hope to be fully operational within 360 days after we raise enough funds to start our business operations.

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

None.

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

4

PART II

Item 5.  Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

As of August 31, 2013, the Company had thirty (30) active shareholders of record. The Company has not paid cash dividends and has no outstanding options.

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

Our auditor’s report on our August 31, 2013 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “August 31, 2013 Audited Financial Statements - Auditors Report.”

At August 31, 2013, we had $0 cash on hand and in the bank compared to $0 in cash at August 31, 2013. At August 31, 2013, we had negative working capital of $18,793 compared to negative working capital of $31,501 at August 31, 2012. This increase in negative working capital is primarily the result of legal, accounting fees and transfer agent fees.

At August 31, 2013, our total liabilities were $101,749. Our total liabilities at August 31, 2021 were $82,956.

Management believes we are unable to satisfy our cash requirements for the next twelve months and we will be required to raise additional. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

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

We anticipate the development and marketing of our products to start over the next 12 months. We do not anticipate obtaining any further products or services.

We did not generate any revenue during the fiscal year ended August 31, 2013. Financing activities resulted in a net cash inflow of $19,604 for the one-year period ended August 31, 2013 compared to a net cash inflow of $25,500 for the one-year period ended August 31, 2012. We incurred operating expenses in the amount of $18,793 in the fiscal year ended August 31, 2013 compared to operating expenses of $31,501 for the one-year period ended August 31, 2012. These operating expenses were comprised of professional fees and office and general expenses.  Since inception we have incurred operating expenses of $116,949.

5

Alarming Devices has no current plans, preliminary or otherwise, to merge with any other entity.

Off Balance Sheet Arrangements

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $60,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $10,000 over this same period. The officer and director, Andre Luiz Nascimento Moreira, and Steel Pier Capital Advisors, LLC, a stock purchase vendee, have undertaken to provide the Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement.  Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

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

6

Alarming Devices, Inc.

August 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Alarming Devices, Inc.

We have audited the accompanying balance sheets of Alarming Devices, Inc. (the “Company”) as of August 31, 2013 and 2012 and the related statements of operations, stockholders’ deficit and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2013 and 2012 and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had a deficit accumulated during the development stage at August 31, 2013, and had a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC
Li and Company, PC

Skillman, New Jersey
December 16, 2013

Alarming Devices, Inc.
Balance Sheets

	August 31, 2013	August 31, 2012

Assets
Current assets
Cash	$-	$-

Total current assets	-	-

Total assets	$-	$-

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued liabilities	$35,245	$30,589
Advances from stockholder	71,971	52,367

Total current liabilities	107,216	82,956

Total Liabilities	107,216	82,956

Stockholders' deficit
Common stock par value $0.001: 75,000,000 shares authorized; 5,340,000 shares issued and outstanding	5,340	5,340
Additional paid-in capital	9,860	9,860
Deficit accumulated during the development stage	(122,416)	(98,156)

Total stockholders' deficit	(107,216)	(82,956)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to the financial statements.

Alarming Devices, Inc.
Statements of Operations

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	August 31, 2013	August 31, 2012

Revenues earned during the development stage	$-	$-

Operating expenses
Professional fees	24,260	24,170
General and administrative	-	7,331

Total operating expenses	24,260	31,501

Loss before income tax provision	(24,260)	(31,501)

Income tax provision	-	-

Net loss	$(24,260)	$(31,501)

Net loss per common share:
- Basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding
- basic and diluted	5,340,000	5,340,000

See accompanying notes to the financial statements.

Alarming Devices, Inc.
Statement of Stockholders' Deficit
For the Fiscal Years ended August 31, 2013 and 2012

				Deficit Accumulated	Total
	Common Stock, $0.001 Par Value		Additional	during the	Stockholders'
	Number of Shares	Amount	paid-in Capital	Development Stage	Deficit

Balance, September 1, 2011	5,340,000	$5,340	$9,860	$(66,655)	$(51,455)

Net loss				(31,501)	(31,501)

Balance, August 31, 2012	5,340,000	5,340	9,860	(98,156)	(82,956)

Net loss				(24,260)	(24,260)

Balance, August 31, 2013	5,340,000	$5,340	$9,860	$(122,416)	$(107,216)

See accompanying notes to the financial statements.

Alarming Devices, Inc.
Statements of Cash Flows

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	August 31, 2013	August 31, 2012

Cash flows from operating activities:
Net loss	$(24,260)	$(31,501)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	4,656	6,001

Net cash used in operating activities	(19,604)	(25,500)

Cash flows from financing activities:
Advances from stockholder	19,604	25,500
Proceeds from sale of common stock	-	-

Net cash provided by financing activities	19,604	25,500

Net change in cash	-	-

Cash, beginning of period	-

Cash, end of period	$-	$-

Supplemental disclosure of cash flows information:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

Alarming Devices, Inc.
August 31, 2013 and 2012
Notes to the Financial Statements

Note 1 – Organization and Operations

Alarming Devices, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on July 22, 2008. The Company intended to import from China and supply a reliable and affordable home and commercial wireless alarm system.

The Company is currently inactive and is seeking a suitable candidate for a business combination.

Note 2 –Significant and Critical Accounting Policies

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application.  Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Fiscal Year-End

The Company elected August 31st as its fiscal year ending date.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)
Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business;

(ii)
Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended August 31, 2013 or 2012.

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

There were no potentially outstanding dilutive shares for the reporting period ended August 31, 2013 or 2012.

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

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASUadds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date." This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013 .

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

As reflected in the financial statements, the Company had a deficit accumulated during the development stage at August 31, 2013, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is seeking a suitable candidate for a business combination; however the Company’s cash position may not be sufficient to support the Company’s daily operations.  While the Company believes in the viability of its strategy to find a suitable candidate and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to find a suitable candidate and in its ability to raise additional funds.

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

Note 5 – Stockholders’ Deficit

Shares Authorized

Upon formation the total number of shares of common stock which the Company is authorized to issue is Seventy Five Million (75,000,000) shares, par value $0.001 per share.

Common Stock

On August 11, 2008, the Company issued 5,000,000 shares of its common stock to the director of the Company at $0.001 per share for total proceeds of $5,000.

In December 2009, the Company issued 340,000 shares of its common stock at $0.03 per shares for total proceeds of $10,200.

Note 6 – Income Tax Provision
Deferred tax assets

At August 31, 2013, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $122,416 that may be offset against future taxable income through 2033.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $41,621 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The valuation allowance increased approximately $8,248 and $10,710 for the fiscal year ended August 31, 2013 and 2012, respectively.

Components of deferred tax assets are as follows:

	August 31, 2013	August 31, 2012

Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$41,621	$33,373

Less valuation allowance	(41,621)	(33,373)

Deferred tax assets, net of valuation allowance	$-	$-

Income tax provision in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the Fiscal Year Ended August 31, 2013	For the Fiscal Year Ended August 31, 2012

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 7 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 9. Changes and Disagreements with Accounts on Accounting and Financial Disclosure

On January 11, 2013, the Company dismissed its independent registered public accounting firm, PLS CPA, A Professional Corporation (“PLS”). The reports of PLS  for each of the years ended August 31, 2012 and August 31, 2011 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than going concern.

The decision to change accountants was approved by the Company’s board of directors on January 10, 2013. On January 11, 2013, Li & Company, PC (“Li”) was engaged as the Company’s new independent registered public accountants. During the two most recent years or any subsequent interim period prior to engaging Li, the Company did not consult Li regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was either the subject of a disagreement or a reportable event in connection with its report on the Company’s financial statements.

During the Company's two most recent fiscal years and any subsequent interim period preceding January 11, 2013, the date of dismissal of PLS, there were no disagreements with PLS on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of PLS, would have caused it to make reference to the matter in connection with its reports. There were no "reportable events" within the two most recent years and any subsequent interim period preceding the dismissal of PLS in connection with its report on the Company’s financial statements.

The Company has made the contents of its Form 8-K available to PLS and requested it to furnish a letter to the Securities and Exchange Commission (“Commission”) as to whether PLS agrees or disagrees with, or wishes to clarify the Company's expression of their views. PLS has responded to our requests to furnish a letter to the Commission with such letter attached as Exhibit 16.1 to this Form 8-K.

The Registrant has engaged Li as its new independent certified public accounting firm to audit the Registrant’s financial statements August 31, 2013. During the two most recent years or any subsequent interim period prior to engaging Li, the Registrant did not consult such firm regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Registrant’s financial statements or (ii) any matter that was either the subject of a disagreement or event identified in response to (a)(1)(iv) of Item 304 of Regulation S-K, or a reportable event as that term is used in Item 304(a)(1)(v) of Item 304 of Regulation S-K.

Item 9A. Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that Evaluation he concluded that the Registrant’s disclosure controls and procedures are ineffective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company’s principal executive and principal financial officer has concluded that as of the end of the period covered by this Annual Report on Form 10K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures- which is identified below. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.”

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
We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

•     Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.

•     Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintain records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

As of August 31, 2013, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting are not effective as of August 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, as of August 31, 2013, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of August 31, 2013 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 31,2013 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The names, addresses, ages and positions of our executive officers and directors as of August 31, 2013 are set forth below:

Name	Age	Position(s)

Andre Luiz Nascimento Moreira	29	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

		Amount and Nature of
Title of Class	Name and Address of Beneficial Owner	Beneficial Owner	Percent of Class
Common Stock	Andre L. N. Moreira,	5,000,000	93.63%
	Rua Fernando Melao Martine, 58, Sao
	Paulo, SP, Brazil 04438-290
	All Beneficial Owners as a Group (1	5,000,000	93.63%
	person)

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company has received $_________ as a loan from a Director as of August 31, 2013. The loan is payable on demand and without interest.

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

Item 14. Principal Accountant Fees and Services.

For the fiscal year ended August 31, 2013 and 2012, the total fee charged to the Company for audit service, including quarterly reviews were $7,000 for the fiscal year ending 2013 and $10,600 to Chang & Park and $2,000 to Li & Company, P.C. and $7,000 to for the fiscal year ending 2012.

During the fiscal year ended August 31, 2013 and 2012, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

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

Dated: December 16, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andre Luiz Nascimento Moreira	President, Secretary Treasurer and Director	December 16, 2013
Andre Luiz Nascimento Moreira

