Form 10-K/A
period 2013-08-31
ALARMING DEVICES, INC.
filed 2013-12-18
CIK 1449097

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes☐ No ☐

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

Explanatory Note: The sole purpose of this Amendment to Alarming Devices, Inc.’s Annually Report on Form 10-K for the fiscal year ended August 31, 2013, filed with the Securities and Exchange Commission on December 16, 2013 (the “Form 10-K”), is to provide the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL. No other changes have been made to the Form 10-K.

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

 *  These exhibits were previously included or incorporated by reference in Alarming Devices, Inc.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013, filed with the Securities and Exchange Commission on December 16, 2013.

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

Dated:  December 18, 2013

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

 *  These exhibits were previously included or incorporated by reference in Alarming Devices, Inc.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013, filed with the Securities and Exchange Commission on December 16, 2013.

**  Filed herewith.