Form 10-Q
period 2013-11-30
ALARMING DEVICES, INC.
filed 2014-01-21
CIK 1449097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2013

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

As of January 21, 2014, 5,340,000 shares of the Registrant’s common stock, $0.001 par value per share, were issued and outstanding.

ALARMING DEVICES, INC.
FORM 10-Q
For the quarter ended November 30, 2013

2

Alarming Devices, Inc.

November 30, 2013 and 2012

ALARMING DEVICES, INC.
BALANCE SHEETS

	November 30, 2013	August 31, 2013
	(Unaudited)

Assets
Current assets
Cash	$-	$-

Total current assets	-	-

Total assets	$-	$-

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued liabilities	$33,252	$35,245
Advances from stockholder	79,837	71,971

Total current liabilities	113,089	107,216

Total Liabilities	113,089	107,216

Stockholders’ deficit
Common stock par value $0.001: 75,000,000 shares authorized; 5,340,000 shares issued and outstanding	5,340	5,340
Additional paid-in capital	9,860	9,860
Accumulated deficit	(128,289)	(122,416)

Total stockholders’ deficit	(113,089)	(107,216)

Total liabilities and stockholders’ deficit	$-	$-

See accompanying notes to the financial statements

ALARMING DEVICES, INC.
STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months
	Ended	Ended
	November 30, 2013	November 30, 2012
	(Unaudited)	(Unaudited)

Revenues earned during the development stage	$-	$-

Operating expenses
Professional fees	5,873	-

Total operating expenses	5,873	-

Loss before income tax provision	(5,873)	-

Income tax provision	-	-

Net loss	$(5,873)	$-

Net loss per common share:
- Basic and diluted	$(0.00)	$-

Weighted average common shares outstanding - basic and diluted	5,340,000	5,340,000

See accompanying notes to the financial statements

ALARMING DEVICES, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period from September 1, 2011 through November 30, 2013
(Unaudited)

					Total
	Common Stock, $0.001 Par Value		Additional	Accumulated	Stockholders’
	Number of Shares	Amount	paid-in Capital	Deficit	Deficit

Balance, September 1, 2011	5,340,000	$5,340	$9,860	$(66,655)	$(51,455)

Net loss				(31,501)	(31,501)

Balance, August 31, 2012	5,340,000	5,340	9,860	(98,156)	(82,956)

Net loss				(24,260)	(24,260)

Balance, August 31, 2012	5,340,000	5,340	9,860	(122,416)	(107,216)

Net loss				(5,873)	(5,873)

Balance, November 31, 2013	5,340,000	$5,340	$9,860	$(128,289)	$(113,089)

See accompanying notes to the financial statements

ALARMING DEVICES, INC.
STATEMENTS OF CASH FLOW

	For the Three Months	For the Three Months
	Ended	Ended
	November 30, 2013	November 30, 2012
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(5,873)	$-

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,993)	(2,750)

Net cash used in operating activities	(7,866)	(2,750)

Cash flows from financing activities:
Advances from stockholder	7,866	2,750

Net cash provided by financing activities	7,866	2,750

Net change in cash	-	-

Cash, beginning of period	-

Cash, end of period	$-	$-

Supplemental disclosure of cash flows information:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements

Alarming Devices, Inc.
November 30, 2013 and 2012
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

Note 2 – Significant and Critical Accounting Policies

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

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended August 31, 2013 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on December 16, 2013.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended November 30, 2013 or 2012.

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

There were no potentially outstanding dilutive shares for the reporting period ended November 30, 2013 or 2012.

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

As reflected in the financial statements, the Company had an accumulated deficit at November 30, 2013, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Plan of Operation

The Company has not yet generated any revenue from its operations. As of November 30, 2013, we had no cash on hand. We incurred operating expenses in the amount of $128,289 since July 22, 2008 to November 30, 2013. These operating expenses were comprised of professional fees and office and general expenses.

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

The Company incurred a net loss of $5,873 for the three-month period ended November 30, 2013, compared with a net loss of $0 for the three month period ended November 30, 2012.

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

Dated: January 21, 2014

ALARMING DEVICES, INC.

By:	/s/ Andre Luiz Nascimento Moreira
Name: Andre Luiz Nascimento Moreira
Title: President, Secretary/ Treasurer,
Chief Financial Officer and Chairman of
the Board of Director
(Principal Executive Officer and
Principal Accounting Officer)

6