Form 10-Q/A
period 2013-11-30
ALARMING DEVICES, INC.
filed 2014-01-28
CIK 1449097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter year ended November 30, 2013

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

Explanatory Note: The sole purpose of this Amendment to Alarming Devices, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2013, filed with the Securities and Exchange Commission on January 21, 2014 (the “Form 10-Q”), is to provide the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL. No other changes have been made to the Form 10-Q.

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

*  These exhibits were previously included or incorporated by reference in Alarming Devices, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2013, filed with the Securities and Exchange Commission on January 21, 2014.

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

Dated:  January 28, 2014

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

*  These exhibits were previously included or incorporated by reference in Alarming Devices, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2013, filed with the Securities and Exchange Commission on January 21, 2014.

**  Filed herewith.