Form 10-Q
period 2014-02-28
ALARMING DEVICES, INC.
filed 2014-04-16
CIK 1449097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2014

or

ALARMING DEVICES, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-3062327
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

112 North Curry Street Carson City, NV 89703-4934
(Address of principal executive office and zip code)

(775) 284-3707
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

As of April 16, 2014, 5,340,000 shares of the Registrant’s common stock, par value $0.001 per share, were issued and outstanding.

ALARMING DEVICES, INC.

FORM 10-Q

For the period ended February 28, 2014

2

Item 1. Financial Statements.

Alarming Devices, Inc.

February 28, 2014 and 2013

Alarming Devices, Inc.

Balance Sheets

	February 28, 2014	August 31, 2013
	(Unaudited)

Assets
Current assets
Cash	$-	$-

Total current assets	-	-

Total assets	$-	$-

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued liabilities	$32,426	$35,245
Advances from stockholder	85,837	71,971

Total current liabilities	118,263	107,216

Total Liabilities	118,263	107,216

Stockholders' deficit
Common stock par value $0.001: 75,000,000 shares authorized; 5,340,000 shares issued and outstanding	5,340	5,340
Additional paid-in capital	9,860	9,860
Accumulated deficit	(133,463)	(122,416)

Total stockholders' deficit	(118,263)	(107,216)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to the financial statements.

Alarming Devices, Inc.

Statements of Operations

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues earned during the development stage	$-	$-	$-	$-

Operating expenses
Professional fees	5,174	4,063	11,047	4,063

Total operating expenses	5,174	4,063	11,047	4,063

Loss before income tax provision	(5,174)	(4,063)	(11,047)	(4,063)

Income tax provision	-	-	-	-

Net loss	$(5,174)	$(4,063)	$(11,047)	$(4,063)

Net loss per common share:
- Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	5,340,000	5,340,000	5,340,000	5,340,000

See accompanying notes to the financial statements.

Alarming Devices, Inc.

Statement of Stockholders' Deficit

For the Interim Period Ended February 28, 2014 (Unaudited) and for the Fiscal Year Ended August 31, 2013

					Total
	Common Stock Par Value $0.001		Additional	Accumulated	Stockholders'
	Number of Shares	Amount	paid-in Capital	Deficit	Deficit

Balance, August 31, 2012	5,340,000	$5,340	$9,860	$(98,156)	$(82,956)

Net loss				(24,260)	(24,260)

Balance, August 31, 2013	5,340,000	5,340	9,860	(122,416)	(107,216)

Net loss				(11,047)	(11,047)

Balance, February 28, 2014	5,340,000	$5,340	$9,860	$(133,463)	$(118,263)

See accompanying notes to the financial statements.

 Alarming Devices, Inc.

Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	February 28, 2014	February 28, 2013
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(11,047)	$(4,063)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(2,819)	(1,346)

Net cash used in operating activities	(13,866)	(5,409)

Cash flows from financing activities:
Advances from stockholder	13,866	5,409

Net cash provided by financing activities	13,866	5,409

Net change in cash	-	-

Cash, beginning of reporting period	-	-

Cash, end of reporting period	$-	$-

Supplemental disclosure of cash flows information:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

Alarming Devices, Inc.

February 28, 2014 and 2013

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

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended February 28, 2014 or 2013.

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

There were no potentially outstanding dilutive shares for the reporting period ended February 28, 2014 or 2013.

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

As reflected in the financial statements, the Company had an accumulated deficit at February 28, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On March 11, 2014, Steel Pier Capital Advisors LLC (“Steel Pier”) consummated the sale of Andre Luis Nascimento Moreira’s Five Million (5,000,000) shares of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”) in exchange for the retirement of advances in the amount of $79,837 made by Steel Pier to fund the Registrant. Also, on March 11, 2014, Mr. Moreira resigned as the Registrant’s President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

On March 13, 2014, Timothy M. Roberts was appointed as the Registrant’s Director, Chief Executive Officer, Treasurer and Secretary.

On March 13, 2014 Steel Pier entered into a Stock Purchase Agreement (the “Agreement”) with StationDigital, Inc., a Delaware corporation (“StationDigital”) to acquire 4,850,400 shares (the “Shares”) of Steel Pier’s 5,000,000 shares of Common Stock. The purchase price for the Shares was Two Hundred Thousand Dollars ($200,000) in two non-refundable installments. The first installment of Fifty Thousand Dollars ($50,000) was made upon execution of the Agreement and immediately deliverable to Steel Pier. The second installment of One Hundred Fifty Thousand Dollars ($150,000) is due within sixty (60) days and is also non-refundable. The delivery of the Shares to StationDigital is subject to the consummation of the Merger between the Registrant and StationDigital for 52,800,000 post-split shares of Common Stock within Seventy-Five (75) Days of the execution of the Agreement. The acquisition of the Shares, which represent approximately 91% of the Registrant’s shares of outstanding Common Stock, resulted in a change in control of the Registrant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Overview

Alarming Devices, Inc. (“Alarming Devices,” the “Company,” “our” or “we”) was incorporated in the State of Nevada as a for-profit company on July 22, 2008. We are a development stage company that intends to import from China and supply a reliable and affordable home and commercial wireless alarm system to resellers and distributors in North America. The company will import and distribute through certified resellers that will install and provide end user support. The company will also allow resellers to customer label the products so they could have the opportunity to create their own “house” brand. The Company plans to import and hold products with a shipping agent that would pick and ship for the company contractually to help control fixed costs.

The Company intends to seek a master distributor in North America who already supplies the alarm industry. The Master Distributor will have exclusive reseller rights throughout the territory; product manufactured specifically for Alarming Devices will be shipped directly from the manufacturer to the master distributor.

Plan of Operation

The Company has not yet generated any revenue from its operations. As of February 28, 2014, we had no cash on hand. We incurred operating expenses in the amount of $119,089 since July 22, 2008 to February 28, 2014. These operating expenses were comprised of professional fees and office and general expenses.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We have registered 2,000,000 of or our common stock for sale to the public. Our registration statement became effective on November 30, 2009, and we are in the process of seeking equity financing to fund our operations over the next 12 months.

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

Prior to March 13, 2014, our specific goal was to import and supply an affordable wireless alarm system through:

1. Securing a licensing/purchase agreement with a company that owns some proprietary radio technology that would become the backbone of the Company’s product line.

3

2. To order some of alarms and have them shipped from China and stored for future sales.

3. To market product on TV commercials after our website was operational.

We anticipated that we would be fully operational within 360 days after having raised enough funds.

As of the date of this filing, the principal stockholder of Alarming Devices has entered into a Stock Purchase Agreement (the “Agreement”) with StationDigital, Inc., a Delaware corporation (“StationDigital”) to sell 4,850,400 shares (the “Shares”) of Steel Pier’s 5,000,000 shares of Common Stock. StationDigital intends to consummate a Merger into Alarming Devices for 52,800,000 post-split shares of Common Stock (the “Merger”). Following the Merger, which would result in a change in control of Alarming Devices, Alarming Devices intends to adopt the business plan of StationDigital, an Internet broadcasting platform for music, music video, TV and movies, which is completely free to the consumer and 100% supported by advertising revenues. StationDigital is attempting to capitalize on the technology driven market opportunity of expanding the distribution of media content to users, principally on 4G wireless and mobile devices, which have previously been predominantly available only through terrestrial, satellite, and land line based content providers..

The Company incurred a net loss of $5,174 for the three-month period ended February 28, 2014, compared with a net loss of $4,063 for the three month period ended February 28, 2013.

The Company incurred a net loss of $11,047 for the six-month period ended February 28, 2014, compared with a net loss of $4,063 for the six-month period ended February 28, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive and Acting Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended. *

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* filed herewith

(b) Reports on Form 8-K. During the fiscal quarter ending February 28, 2014, the Company did not file any Current Reports on Form 8-K.

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 16, 2014	/s/ Timothy M. Roberts
Name: Timothy M. Roberts
Title: Chairman, Chief Executive and Acting Chief Financial Officer, Treasurer, Secretary
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

6