Form 10-Q/A
period 2014-02-28
ALARMING DEVICES, INC.
filed 2014-04-30
CIK 1449097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q/A (Amendment No. 1)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter year ended February 28, 2014

Commission File Number   333-157010

STATIONDIGITAL CORPORATION

(formerly known as Alarming Devices, Inc.)

(Exact name of registrant as specified in its charter)

Nevada	____26-3062327____
(State or other jurisdiction of incorporation)	(IRS employer ID Number)

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

As of April 16, 2014, 5,340,000 shares of the Registrant’s common stock, $0.001 par value per share, were issued and outstanding.

Explanatory Note: The sole purpose of this amendment to Alarming Devices, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2014, filed with the Securities and Exchange Commission on April 16, 2014 (the “Form 10-Q”), is to provide the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL. No other changes have been made to the Form 10-Q.

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

Dated: April 30, 2014	/s/ Timothy M. Roberts
Name: Timothy M. Roberts
Title: Chairman, Chief Executive Officer
(Principal Executive Officer)

/s/ Terrance Taylor
Name: Terrance Taylor
Title: Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

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

*  These exhibits were previously included or incorporated by reference in Alarming Devices, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2014, filed with the Securities and Exchange Commission on April 16, 2014.

**  Filed herewith.