Form 10-QT
period 2014-03-31
STATIONDIGITAL CORP
filed 2014-05-19
CIK 1449097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2014 to March 31, 2014

Commission File Number 333-157010

STATIONDIGITAL CORPORATION

(formerly known as Alarming Devices, Inc.)

(Exact name of registrant as specified in its charter)

Nevada	26-3062327
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

9465 Wilshire Boulevard, Suite 300
Beverly Hills, CA | 90212

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 16, 2014, 74,145,833 shares of the Registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

STATIONDIGITAL CORPORATION

FORM 10-QT

For the transition period ended March 31, 2014

2

Item 1. Financial Statements.

StationDigital Corporation

March 31, 2014 and 2013

StationDigital Corporation

Balance Sheets

	March 31, 2014	February 28, 2014	December 31, 2013	August 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Assets
Current assets
Cash	$-	$-	$-	$-

Total current assets	-	-	-	-

Total assets	$-	$-	$-	$-

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued liabilities	$32,426	$32,426	$33,252	$35,245
Advances from stockholder	93,861	85,837	79,837	71,971

Total current liabilities	126,287	118,263	113,089	107,216

Total Liabilities	126,287	118,263	113,089	107,216

Stockholders' deficit
Common stock par value $0.0001: 500,000,000 shares authorized; 94,235,514 shares issued and outstanding	9,424	9,424	9,424	9,424
Preferred stock par value $0.0001: 10,000,000 shares authorized; nil shares issued and outstanding	-	-	-	-
Additional paid-in capital	5,776	5,776	5,776	5,776
Accumulated deficit	(141,487)	(133,463)	(128,289)	(122,416)

Total stockholders' deficit	(126,287)	(118,263)	(113,089)	(107,216)

Total liabilities and stockholders' deficit	$-	$-	$-	$-

See accompanying notes to the financial statements.

StationDigital Corporation

Statements of Operations

	For the One Month	For the One Month	For the Three Months	For the Three Months
	Ended	Ended	Ended	Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues earned during the development stage	$-	$-	$-	$-

Operating expenses
Professional fees	8,024	-	13,198	4,063

Total operating expenses	8,024	-	13,198	4,063

Loss before income tax provision	(8,024)	-	(13,198)	(4,063)

Income tax provision	-	-	-	-

Net loss	$(8,024)	$-	$(13,198)	$(4,063)

Net loss per common share:
- Basic and diluted	$(0.00)	$-	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	5,340,000	5,340,000	5,340,000	5,340,000

See accompanying notes to the financial statements.

StationDigital Corporation

Statement of Stockholders' Deficit

For the transition period from January 1, 2014 to March 31, 2014 (Unaudited), the Year Ended December 31, 2013 (Unaudited) and the Fiscal Year Ended August 31, 2013

					Total
	Common Stock Par Value $0.0001		Additional	Accumulated	Stockholders'
	Number of Shares	Amount	paid-in Capital	Deficit	Deficit

Balance, August 31, 2012	94,235,514	$9,424	$5,776	$(98,156)	$(82,956)

Net loss				(24,260)	(24,260)

Balance, August 31, 2013	94,235,514	9,424	5,776	(122,416)	(107,216)

Net loss				(5,873)	(5,873)

Balance, December 31, 2013	94,235,514	$9,424	$5,776	$(128,289)	$(113,089)

Net loss				(13,198)	(13,198)

Balance, March 31, 2014	94,235,514	$9,424	$5,776	$(141,487)	$(126,287)

See accompanying notes to the financial statements.

StationDigital Corporation

Statements of Cash Flows

	For the One Month	For the One Month	For the Three Months	For the Three Months
	Ended	Ended	Ended	Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(8,024)	$-	$(13,198)	$(4,063)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	-	-	(826)	1,404

Net cash used in operating activities	(8,024)	-	(14,024)	(2,659)

Cash flows from financing activities:
Advances from stockholder	8,024	-	14,024	2,659

Net cash provided by financing activities	8,024	-	14,024	2,659

Net change in cash	-	-	-	-

Cash, beginning of reporting period	-	-	-	-

Cash, end of reporting period	$-	$-	$-	$-

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-	$-
Income tax paid	$-	$-	$-	$-

See accompanying notes to the financial statements.

StationDigital Corporation

March 31, 2014 and 2013

Notes to the Financial Statements

(Unaudited)

Note 1 – Organization and Operations

StationDigital Corporation (the “Company”) was incorporated as Alarming Devices, Inc. under the laws of the State of Nevada on July 22, 2008. The Company intended to import from China and supply a reliable and affordable home and commercial wireless alarm system.

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

Fiscal Year-End

The Company amended its By-laws to change its fiscal year end from August 31 to December 31st..

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended March 31, 2014 or 2013.

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

There were no potentially outstanding dilutive shares for the reporting period ended March 31, 2014 or 2013.

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

As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 5 – Stockholders’ Deficit

Shares Authorized

Upon formation the total number of shares of common stock which the Company is authorized to issue is Five Hundred Million (500,000,000) shares, par value $0.001 per share.

Note 6 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Entry into a Material Definitive Agreement

On April 23, 2014, StationDigital, Inc., a Delaware corporation (“StationDigital”) consummated a Stock Purchase Agreement, as amended and originally entered into on March 12, 2014 (the “Agreement”) with Steel Pier Capital Advisors, LLC (“Steel Pier”) whereby StationDigital acquired 4,805,067 shares of 5,000,000 shares of Common Stock held by Steel Pier. The purchase price for the Shares was One Hundred Thousand Dollars ($100,000). The acquisition of the Shares, which represent approximately 90% of the Registrant’s shares of outstanding Common Stock, resulted in a change in control of the Registrant.

Amendment to Articles of Incorporation

On April 23, 2014, the Registrant authorized an amendment to its Articles of Incorporation (the “Amendment”) to (i) change its name to StationDigital Corporation. and (ii) to increase the number of its authorized shares of capital stock from 75,000,000 to 510,000,000 shares of which 500,000,000 shares were designated common stock, par value $0.0001 per share (the “Common Stock”) and 10,000,000 shares were designated “blank check” preferred stock, par value $0.0001 per share (the “Preferred Stock”). The Registrant also authorized a conversion of its corporate domicile to the State of Delaware.

Stock Split

On April 23, 2014, the Company effected a forward split such that 17.6471 shares of Common Stock and Preferred Stock were issued for every 1 share of Common Stock and Preferred Stock issued and outstanding immediately prior to the Amendment

Agreement and Plan of Merger

On April 23, 2014, the Registrant entered into and consummated the Agreement and Plan of Merger (the “Merger Agreement”), with StationDigital, whereby StationDigital merged with into the Registrant (the “Merger”) for approximately 3,585,575 pre-Split shares of the Company’s Common Stock and 56 shares of a newly-created Series A Preferred Stock. Further, the Registrant amended its By-laws to change its fiscal year end to December 31st. The change is intended to align the Registrant’s fiscal periods with that of StationDigital’s business.

Convertible Promissory Notes

On April 25, 2014, the Company borrowed $25,000 under a 10% convertible promissory note, which is payable April 25, 2015 and entitles the note holder to convert the amount of the note into shares of stock at a per share price of $0.30. On April 25, 2014, the entire amount of the note was converted at a per share price of $0.30. The Company recognized no gain or loss on the conversion.

On April 25, 2014, the Company borrowed $25,000 under a 10% convertible promissory note, which is payable April 25, 2015 and entitles the note holder to convert the amount of the note into shares of stock at a per share price of $0.40. On April 25, 2014, the entire amount of the note was converted at a per share price of $0.40. The Company recognized no gain or loss on the conversion.

On April 28, 2014, the Company borrowed $50,000 under a 10% convertible promissory note, which is payable April 28, 2015 and entitles the note holder to convert the amount of the note into shares of stock at a per share price of $0.20. On April 28, 2014, the entire amount of the note was converted at a per share price of $0.20. The Company recognized no gain or loss on the conversion.

On April 28, 2014, the Company borrowed $30,000 under a 10% convertible promissory note, which is payable April 28, 2015 and entitles the note holder to convert the amount of the note into shares of stock at a per share price of $0.20. On April 28, 2014, the entire amount of the note was converted at a per share price of $0.20. The Company recognized no gain or loss on the conversion.

On May 2, 2014, the Company borrowed $25,000 under a 10% convertible promissory note, which is payable May 2, 2015 and entitles the note holder to convert the amount of the note into shares of stock at a per share price of $0.20. On May 2, 2014, the entire amount of the note was converted at a per share price of $0.20. The Company recognized no gain or loss on the conversion.

On May 2, 2014, the Company borrowed $15,000 under a 10% convertible promissory note, which is payable May 2, 2015 and entitles the note holder to convert the amount of the note into shares of stock at a per share price of $0.20. On May 2, 2014, the entire amount of the note was converted at a per share price of $0.20. The Company recognized no gain or loss on the conversion.

On May 5, 2014, the Company borrowed $25,000 under a 10% convertible promissory note, which is payable May 5, 2015 and entitles the note holder to convert the amount of the note into shares of stock at a per share price of $0.20. On May 5, 2014, the entire amount of the note was converted at a per share price of $0.20. The Company recognized no gain or loss on the conversion.

Common Stock Issuances

On April 23, 2014, the Registrant entered into and consummated the Agreement and Plan of Merger (the “Merger Agreement”), with StationDigital, whereby StationDigital merged with into the Registrant (the “Merger”) for approximately 63,275,000 shares of the Company’s Common Stock and 56 shares of a newly-created Series A Preferred Stock.

On April 25, 2014, the Company issued 83,333 shares of common stock to convert a note payable with a fair value of $25,000 ($0.30 per share). The Company recognized no gain or loss on the conversion of this note.

On April 25, 2014, the Company issued 62,500 shares of common stock to convert a note payable with a fair value of $25,000 ($0.40 per share). The Company recognized no gain or loss on the conversion of this note.

On April 28, 2014, the Company issued 250,000 shares of common stock to convert a note payable with a fair value of $50,000 ($0.20 per share). The Company recognized no gain or loss on the conversion of this note.

On April 28, 2014, the Company issued 150,000 shares of common stock to convert a note payable with a fair value of $30,000 ($0.20 per share). The Company recognized no gain or loss on the conversion of this note.

On May 2, 2014, the Company issued 125,000 shares of common stock to convert a note payable with a fair value of $25,000 ($0.20 per share). The Company recognized no gain or loss on the conversion of this note.

On May 2, 2014, the Company issued 75,000 shares of common stock to convert a note payable with a fair value of $15,000 ($0.20 per share). The Company recognized no gain or loss on the conversion of this note.

On May 5, 2014, the Company issued 125,000 shares of common stock to convert a note payable with a fair value of $25,000 ($0.20 per share). The Company recognized no gain or loss on the conversion of this note.

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

Overview

StationDigital Corporation, formerly known as Alarming Devices, Inc. (the “Company,” “our” or “we”) was incorporated in the State of Nevada as a for-profit company on July 22, 2008. We are a development stage company that intends to import from China and supply a reliable and affordable home and commercial wireless alarm system to resellers and distributors in North America. The company will import and distribute through certified resellers that will install and provide end user support. The company will also allow resellers to customer label the products so they could have the opportunity to create their own “house” brand. The Company plans to import and hold products with a shipping agent that would pick and ship for the company contractually to help control fixed costs.

The Company intends to seek a master distributor in North America who already supplies the alarm industry. The Master Distributor will have exclusive reseller rights throughout the territory; product manufactured specifically for Alarming Devices will be shipped directly from the manufacturer to the master distributor.

Plan of Operation

The Company has not yet generated any revenue from its operations. As of March 31, 2014, we had no cash on hand. We incurred operating expenses in the amount of $127,113 since July 22, 2008 to March 31, 2014. These operating expenses were comprised of professional fees and office and general expenses.

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

Prior to April 23, 2014, our specific goal was to import and supply an affordable wireless alarm system through:

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

The Company incurred a net loss of $8,024 for the one-month period ended March 31, 2014, compared with a net loss of nil for the one month period ended March 31, 2013.

The Company incurred a net loss of $13,198 for the three-month period ended March 31, 2014, compared with a net loss of $4,063 for the three-month period ended March 31, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On April 23, 2014, StationDigital , Inc., a Delaware corporation (“StationDigital”) consummated a Stock Purchase Agreement, as amended and originally entered into on March 12, 2014 (the “Agreement”) entered into with Steel Pier Capital Advisors, LLC (“Steel Pier”) whereby StationDigital acquired 4,805,067 shares of 5,000,000 shares of Common Stock held by Steel Pier. The purchase price for the Shares was One Hundred Thousand Dollars ($100,000). The acquisition of the Shares, which represent approximately 90% of the Registrant’s shares of outstanding Common Stock, resulted in a change in control of the Registrant.

Also on April 23, 2014, the Registrant authorized an amendment to its Articles of Incorporation (the “Amendment”) to (i) change its name to StationDigital Corporation, (ii) to increase the number of its authorized shares of capital stock from 75,000,000 to 510,000,000 shares of which 500,000,000 shares were designated common stock, par value $0.0001 per share (the “Common Stock”) and 10,000,000 shares were designated “blank check” preferred stock, par value $0.0001 per share (the “Preferred Stock”) and (iii) to effect a forward split such that 17.6471 shares of Common Stock and Preferred Stock were issued for every 1 share of Common Stock and Preferred Stock issued and outstanding immediately prior to the Amendment (the “Split”). The Company also authorized a conversion of its corporate domicile to the State of Delaware.

Also on April 23, 2014, the Company entered into and consummated an Agreement and Plan of Merger (the “Merger Agreement”), with StationDigital, whereby StationDigital merged with into the Company (the “Merger”) for approximately 3,585,575 pre-Split shares of the Company’s Common Stock and 56 shares of a newly-created Series A Preferred Stock. Further, the Company amended its By-laws to change its fiscal year end to December 31st. The change is intended to align the Company’s fiscal periods with that of StationDigital’s business.

At the effective time of the Merger, the following were appointed as executive officers of the Company: Terrance Taylor as Chief Financial Officer, Edward Storm as Chief Operating Officer, and Lucky Romero as Vice President of Business Development.

Item 6. Exhibits.

(a) Exhibit Index

Exhibit No.	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 *

31.2	Certification of the Company’s Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 *

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	Unaudited condensed combined pro forma financial statements as of March 31, 2014 *

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 16, 2014

STATIONDIGITAL CORPORATION

Date: May 16, 2014	By:	/s/ Timothy M. Roberts
Name: Timothy M. Roberts
Title: Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2014	By:	/s/ Terrance Taylor
Name: Terrance Taylor
Title: Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

