Form 10-Q
period 2014-06-30
STATIONDIGITAL CORP
filed 2014-08-14
CIK 1449097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

Commission File Number   333-157010

STATIONDIGITAL CORPORATION
(formerly known as Alarming Devices, Inc.)
(Exact name of registrant as specified in its charter)

Delaware	26-3062327
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Highland Park Two, 5700 Oakland Ave, #20
St. Louis, Missouri, 63110
(Address of principal executive office and zip code)

(855) 782-8466
(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 14, 2014, 4,385,834 shares of the Registrant's common stock, par value $0.001 per share, were issued and outstanding.

STATIONDIGITAL CORPORATION
FORM 10-Q
For the period ended June 30, 2014

Item 1. Financial Statements.

StationDigital Corporation

StationDigital Corporation
Balance Sheets
(Unaudited)

	June 30, 2014	December 31, 2013

Assets
Current assets
Cash	$249,946	$5,687
Prepaid consulting services	168,167	-
Deposit	-	1,000
Accounts receivable	9,200	-
Total current assets	427,313	6,687

Property and equipment, net	34,374	41,865
Website development costs, net	394,252	229,884
Total assets	$855,939	$278,436

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$3,789,269	$634,097
Advances from stockholder	85,837	-
Payroll Liabilities	96,307	-
Derivative liability	8,308	-
Convertible note payable	491,692	-
Payable to GHH Commerce	367,890	416,183
Total current liabilities	4,839,303	1,050,280

Note Payable - GoldenHeart Holdings	2,662,539	5,676,478
Total Liabilities	7,501,842	6,726,758

Stockholders' deficit
Preferred stock par value $0.001: 10,000,000 shares authorized; 56 and 0 shares issued and outstanding, respectively*	-	-
Common stock par value $0.001: 500,000,000 shares authorized; 4,380,167 and 2,543,398 shares issued and outstanding, respectively*	4,380	2,544
Loan to Shareholder	-	(4,045)
Related party receivable	(276,600)	(468,389)
Stock payable	49,652	2,456
Additional paid-in capital	4,375,816	-
Accumulated deficit	(10,799,151)	(5,980,888)
Total stockholders' deficit	(6,645,903)	(6,448,322)
Total liabilities and stockholders' deficit	$855,939	$278,436

See accompanying notes to the financial statements.

StationDigital Corporation
Statements of Operations
(Unaudited)

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Advertising revenue	$39,054	$-	$55,561	$-

Cost of revenue	215,954	136,794	428,885	225,090

Gross loss	(176,900)	(136,794)	(373,324)	(225,090)

Operating expenses
Product development costs	405,270	-	494,819	-
Sales and marketing	2,041,636	-	2,987,068	6,607
General and administrative	815,950	50,530	947,394	119,279

Total operating expenses	3,262,856	50,530	4,429,281	125,886

Loss from operations	(3,439,756)	(187,324)	(4,802,605)	(350,976)

Other expense	(15,658)	-	(15,658)	-

Net loss	$(3,455,414)	$(187,324)	$(4,818,263)	$(350,976)

Net loss per common share: - Basic	$(1.03)	$(0.07)	$(1.63)	$(0.14)

Weighted average common shares outstanding - Basic	3,353,078	2,543,398	2,950,475	2,543,398

See accompanying notes to the financial statements.

StationDigital Corporation
Statements of Cash Flows
(Unaudited)

	For the Six Months
	Ended	Ended
	June 30, 2014	June 30, 2013

Cash flows from operating activities:
Net loss	$(4,818,263)	$(350,976)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49,334	216
Amortization of interest expense	12,000	-
Common stock issued for services	477,507	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(9,200)	-
Decrease in other current assets	1,000	-
Increase in accounts payable	3,122,745	-
Increase in payroll liabilities	96,307	-
Increase in stock payable	47,197	-

Net cash used in operating activities	(1,021,373)	(350,760)

Cash flows from investing activities
Website development	-	(90,235)
Purchase of equipment	-	(1,366)

Net cash used in investing activities	-	(91,601)

Cash flows from financing activities:
Proceeds from promissory note	500,000	-
Proceeds from GoldenHeart Holdings	936,746	217,247
Payments to GoldenHeart Holdings	(1,117,821)	-
Proceeds from GHH Commerce	24,022	225,090
Payments to GHH Commerce	(72,315)	-
Proceeds from sale of common stock	995,000	-

Net cash provided by financing activities	1,265,632	442,337

Net change in cash	244,259	(24)

Cash, beginning of reporting period	5,687	-

Cash, end of reporting period	$249,946	$(24)

Supplemental disclosure of cash flows information:
Interest paid	$-	$-
Income tax paid	$-	$-

Noncash investing and financing activities:
Related party payable converted to common stock	$(2,843,241)	$-
Shares issued as prepaid services	$(645,674)	$-
Net liabilities assumed in reverse merger	$118,263	$-
Development cost payable applied to related party receivable	$(206,211)	$-

See accompanying notes to the financial statements.

STATIONDIGITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

Note 1 – Nature of Business and Significant Accounting Policies

StationDigital Corporation ("StationDigital") was originally organized as a Missouri limited liability company on November 14, 2012 and was subsequently converted to a Delaware C-Corporation on November 18, 2013.

On April 23, 2014, StationDigital consummated a Stock Purchase Agreement, as amended and originally entered into on March 12, 2014 (the "Agreement") entered into with Steel Pier Capital Advisors, LLC ("Steel Pier") whereby StationDigital acquired 4,805,067 shares of 5,000,000 shares of Common Stock held by Steel Pier. The acquisition of the Shares resulted in a change in control of the Registrant.

Also on April 23, 2014, the Registrant authorized an amendment to its Articles of Incorporation to (i) change its name to StationDigital Corporation., (ii) to increase the number of its authorized shares of capital stock from 75,000,000 to 510,000,000 shares of which 500,000,000 shares were designated common stock, par value $0.001 per share and 10,000,000 shares were designated "blank check" preferred stock, par value $0.001 per share and (iii) to effect a forward split such that 17.6471 shares of Common Stock and Preferred Stock were issued for every 1 share of Common Stock and Preferred Stock issued and outstanding immediately prior to the Amendment. The Registrant also authorized a conversion of its corporate domicile to the State of Delaware.

Also on April 23, 2014, the Registrant entered into and consummated the Agreement and Plan of Merger with StationDigital, whereby StationDigital merged with into the Registrant for approximately 3,400,000 pre-Split shares of the Company's Common Stock and 56 shares of a newly-created Series A Preferred Stock. Further, the Registrant amended its By-laws to change its fiscal year end to December 31st; the change is intended to align the Registrant's fiscal periods with that of StationDigital's business.

StationDigital is the first truly next generation digital media broadcast platform. StationDigital's primary identity, as of 2014, is as a sophisticated pure play music discovery Internet radio service, offering a competitive, state of the art product to capture market share in the Internet radio space, and one with a unique, industry first value proposition: the StationDigital Listener Rewards Program, where all of our registered users earn listener rewards points every time they listen to StationDigital, either on the web or through any of our mobile apps, and for every time they share StationDigital with friends through social media, thus directly incentivizing our users for playing an active and ongoing part in the organic growth of our customer base and our brand. StationDigital rewards points can then be redeemed right inside our apps through the StationDigital online superstore for a wide variety of both physical and digital merchandise which is designed to appeal to users of all kinds.

StationDigital is also guided by a much more ambitious vision:  to be the first free Internet radio platform to evolve into a comprehensive digital media broadcast platform, available on any device, anywhere, anytime. To that end, StationDigital intends to steadily add music videos, movies, television programming, specialty programming and video games to our platform of digital media and entertainment which will be available to our users at all times. We intend for our user rewards program to extend to each additional digital media offering on the StationDigital platform.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the recoverability of deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Financial Instruments

The fair values of financial instruments which include cash and amounts due to related parties were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

The Company's operations and financing activities are conducted primarily in United States dollars, and as a result the Company is not subject to significant exposure to market risks from changes in foreign currency rates.  Management has determined that the Company is not exposed to significant credit risk.

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Loss Per Share

The Company computes net loss per share in accordance with ASC 260 "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method.

In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

Income Taxes

The Company accounts for income under FASB accounting standards codification No. 740 income taxes. Under FASB accounting standards codification No. 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The tax return for the period ended December 31, 2013 is subject to examination by the Internal Revenue Service.

Fair Value of Financial Instruments

The Company measures the fair value of its assets and liabilities under the guidance of ASC 820, Fair Value Measurements and Disclosures, which establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement. ASC 820 clarifies that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. ASC 820 requires the Company to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly such as quoted prices for similar assets or liabilities or market-corroborated inputs; and

Level 3: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions about how market participants would price the assets or liabilities. The valuation techniques that may be used to measure fair value are as follows:

A.	Market approach - Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.
Income approach - Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option-pricing models and excess earnings method.

C.	Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

Product Development
Product development consists primarily of software engineering and design, metadata, information technology and costs associated with supporting consumer connected-device manufacturers in implementing our service in their products. We have incurred product development expenses primarily to develop and improve our system, website and the StationDigital app.

We account for our development costs in accordance with ASC 350-50-25 which sets forth the appropriate method of accounting for each of the five stages of website development. The costs incurred during the planning stage were expensed as incurred; the costs incurred for activities during the website application and infrastructure development stage were capitalized in accordance with ASC 350-40; costs incurred during the graphics development stage were capitalized for costs that were for the creation of initial graphics for the website, subsequent updates to the initial graphics were expensed as incurred, unless they provided additional functionality; costs incurred during the content development stage were expensed as incurred unless they were for the integration of a database with our website, which were capitalized; and generally, the costs incurred during the operating stage have been expensed as incurred.

Capitalized amounts are amortized over the useful life of the related application.

Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, "Revenue Recognition". In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company will recognize revenue from advertising and online sales at the time services are rendered.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of an allowance for doubtful accounts. Our allowance for doubtful accounts will be based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with delinquent accounts. We also consider any changes to the financial condition of our customers and any other external market factors that could impact the collectability of our receivables in the determination of our allowance for doubtful accounts.

Property and Equipment

Property and equipment is recorded at cost, less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which is three years.

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If property and equipment are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value.

Website Development Costs

Costs incurred to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the asset if certain criteria are met. Costs related to preliminary project activities and post implementation activities are expensed as incurred. We evaluate the costs incurred during the application development stage of website development to determine whether the costs meet the criteria for capitalization. As of June 30, 2014 and December 31, 2013, we had approximately $394,252 and $229,884, respectively, of capitalized internal use software and website development costs, net of accumulated amortization. These costs are being amortized over their three year estimated useful lives. For the six month period ended June 30, 2014 and 2013, the Company recorded amortization expense of $41,843 and $0, respectively.

Recent Accounting Pronouncements

Company management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

Note 2 – Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. From inception (November 14, 2012) through June 30, 2014, the Company has an accumulated deficit of $10,799,151. The continuation of the Company as a going concern is dependent upon the continued financial support from its lenders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Property and Equipment

Property and equipment consisted of the following as of June 30, 2014:

Computer & office equipment	$3,835
Computer software	41,113
Property & Equipment, Total	44,948
Less accumulated depreciation	10,574
Property & Equipment, Net	$34,374

Depreciation expense during the Three Months Ended June 30, 2014, the Three Months Ended June 30, 2013, the Six Months Ended June 30, 2014 and the Six Months Ended June 30, 2013 was $3,746, $114, $7,491 and $216, respectively.

Note 4 - Related Party Transactions

As of June 30, 2014 and December 31, 2013, the Chief Executive Officer was indebted to the Company in the amounts of $0 and $4,045, respectively; as of June 30, 2014, this indebtedness was satisfied in full.

As of June 30, 2014 and December 31, 2013, CloudWebStore was indebted to the Company in the amounts of $271,298 and $467,789, respectively, which is non-interest bearing, unsecured, and due on demand.  The Company's Founder and former Chief Executive Officer is also the Chief Executive Officer and majority shareholder of CloudWebStore.

As of June 30, 2014 and December 31, 2013, CloudWebMall was indebted to the Company in the amounts of $5,302 and $600, respectively, which is non-interest bearing, unsecured, and due on demand.  The Company's Founder and former Chief Executive Officer is also the Chief Executive Officer and majority shareholder of CloudWebMall.

As of June 30, 2014 and December 31, 2013, the Company was indebted to GoldenHeart Holdings in the amounts of $2,662,539 and $5,676,478, respectively, which is non-interest bearing, due upon the Company generation more than $500,000 of gross revenue in any given month, upon resignation or termination of Tim Roberts (former CEO, now employee) with or without cause and in any event due no later than May 15, 2016, and unsecured.  The Company's Founder and former Chief Executive Officer is also the Chief Executive Officer and majority shareholder of GoldenHeart Holdings.

As of June 30, 2014 and December 31, 2013, the Company was indebted to GHH Commerce in the amounts of $367,890 and $416,183, respectively, which is non-interest bearing, unsecured, and due on demand.  The Company's Founder and former Chief Executive Officer is also the Chief Executive Officer and majority shareholder of GHH Commerce.

On May 15, 2014, the Company entered into a Master Services Agreement with CloudWebStore for CloudWebStore to develop a tailored and branded eStore for the Company to sell and distribute a variety of digital and physical products. The term of the Agreement is for One Hundred Twenty (120) months and, pursuant to the Agreement, the Company will receive twenty percent (20%) of Net Revenue generated from sales of Products via the eStore. In addition, the Company is required to pay a development fee of One Million Dollars ($1,000,000) to CloudWebStore on or before December 31, 2014.  The Company's Founder and former Chief Executive Officer is also the Chief Executive Officer and majority shareholder of CloudWebStore.  Costs incurred to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the asset if certain criteria are met. Costs related to preliminary project activities and post implementation activities are expensed as incurred. We evaluate the costs incurred during the application development stage of website development to determine whether the costs meet the criteria for capitalization. As of June 30, 2014 and December 31, 2013, we had approximately $206,211 and nil, respectively, of capitalized internal use software and website development costs specific to the eStore being developed pursuant to the Master Services Agreement with CloudWebStore, net of accumulated amortization. These costs are being amortized over their three year estimated useful lives. As of June 30, 2014 and December 31, 2013, the Company recorded amortization expense of nil and nil, respectively.

Note 5 - Convertible Promissory Notes

On February 20, 2014, the Company borrowed $50,000 under a 10% convertible promissory note, which is payable February 20, 2015 and entitles the note holder to convert the amount of the note into shares of stock at a per share price of $3.53.  On April 23, 2014, the entire amount of the note was converted at a per share price of $3.53. The Company recognized no gain or loss on the conversion.

On February 20, 2014, the Company borrowed $40,000 under a 10% convertible promissory note, which is payable February 20, 2015 and entitles the note holder to convert the amount of the note into shares of stock at a per share price of $3.53.  On April 23, 2014, the entire amount of the note was converted at a per share price of $3.53. The Company recognized no gain or loss on the conversion.

On February 20, 2014, the Company borrowed $10,000 under a 10% convertible promissory note, which is payable February 20, 2015 and entitles the note holder to convert the amount of the note into shares of stock at a per share price of $3.53.  On April 23, 2014, the entire amount of the note was converted at a per share price of $3.53. The Company recognized no gain or loss on the conversion.

On February 24, 2014, the Company borrowed $25,000 under a 10% convertible promissory note, which is payable February 24, 2015 and entitles the note holder to convert the amount of the note into shares of stock at a per share price of $3.53.  On April 23, 2014, the entire amount of the note was converted at a per share price of $3.53. The Company recognized no gain or loss on the conversion.

On February 24, 2014, the Company borrowed $25,000 under a 10% convertible promissory note, which is payable February 24, 2015 and entitles the note holder to convert the amount of the note into shares of stock at a per share price of $3.53.  On April 23, 2014, the entire amount of the note was converted at a per share price of $3.53. The Company recognized no gain or loss on the conversion.

On February 25, 2014, the Company borrowed $15,000 under a 10% convertible promissory note, which is payable February 25, 2015 and entitles the note holder to convert the amount of the note into shares of stock at a per share price of $3.53.  On April 23, 2014, the entire amount of the note was converted at a per share price of $3.53. The Company recognized no gain or loss on the conversion.

On February 26, 2014, the Company borrowed $100,000 under a 10% convertible promissory note, which is payable February 26, 2015 and entitles the note holder to convert the amount of the note into shares of stock at a per share price of $3.53.  On April 23, 2014, the entire amount of the note was converted at a per share price of $3.53. The Company recognized no gain or loss on the conversion.

On March 28, 2014, the Company borrowed $25,000 under a 10% convertible promissory note, which is payable March 28, 2015 and entitles the note holder to convert the amount of the note into shares of stock at a per share price of $3.53.  On April 23, 2014, the entire amount of the note was converted at a per share price of $3.53. The Company recognized no gain or loss on the conversion.

On April 8, 2014, the Company borrowed $100,000 under a 8% convertible promissory note, which is payable July 8, 2014 and entitles the note holder to convert the amount of the note into shares of stock at a per share price of $3.53.  On April 23, 2014, the entire amount of the note was converted at a per share price of $3.53. The Company recognized no gain or loss on the conversion.

On April 11, 2014, the Company borrowed $20,000 under a 8% convertible promissory note, which is payable July 11, 2014 and entitles the note holder to convert the amount of the note into shares of stock at a per share price of $3.53.  On April 23, 2014, the entire amount of the note was converted at a per share price of $3.53. The Company recognized no gain or loss on the conversion.

On April 15, 2014, the Company borrowed $25,000 under a 10% convertible promissory note, which is payable April 15, 2015 and entitles the note holder to convert the amount of the note into shares of stock at a per share price of $5.29.  On April 23, 2014, the entire amount of the note was converted at a per share price of $5.29. The Company recognized no gain or loss on the conversion.

On April 17, 2014, the Company borrowed $100,000 under a 10% convertible promissory note, which is payable April 17, 2015 and entitles the note holder to convert the amount of the note into shares of stock at a per share price of $7.06.  On April 23, 2014, the entire amount of the note was converted at a per share price of $7.06. The Company recognized no gain or loss on the conversion.

On April 21, 2014, the Company borrowed $10,000 under a 10% convertible promissory note, which is payable April 21, 2015 and entitles the note holder to convert the amount of the note into shares of stock at a per share price of $7.06.  On April 23, 2014, the entire amount of the note was converted at a per share price of $7.06. The Company recognized no gain or loss on the conversion.

On April 21, 2014, the Company borrowed $10,000 under a 10% convertible promissory note, which is payable April 21, 2015 and entitles the note holder to convert the amount of the note into shares of stock at a per share price of $3.53.  On April 23, 2014, the entire amount of the note was converted at a per share price of $3.53. The Company recognized no gain or loss on the conversion.

On April 22, 2014, the Company borrowed $10,000 under a 10% convertible promissory note, which is payable April 22, 2015 and entitles the note holder to convert the amount of the note into shares of stock at a per share price of $3.53.  On April 23, 2014, the entire amount of the note was converted at a per share price of $3.53. The Company recognized no gain or loss on the conversion.

On April 25, 2014, the Company borrowed $25,000 under a 10% convertible promissory note, which is payable April 25, 2015 and entitles the note holder to convert the amount of the note into shares of stock at a per share price of $5.29.  On April 25, 2014, the entire amount of the note was converted at a per share price of $5.29. The Company recognized no gain or loss on the conversion.

On April 25, 2014, the Company borrowed $25,000 under a 10% convertible promissory note, which is payable April 25, 2015 and entitles the note holder to convert the amount of the note into shares of stock at a per share price of $7.06.  On April 25, 2014, the entire amount of the note was converted at a per share price of $7.06. The Company recognized no gain or loss on the conversion.

On April 28, 2014, the Company borrowed $50,000 under a 10% convertible promissory note, which is payable April 28, 2015 and entitles the note holder to convert the amount of the note into shares of stock at a per share price of $3.53. On April 28, 2014, the entire amount of the note was converted at a per share price of $3.53. The Company recognized no gain or loss on the conversion.

On April 28, 2014, the Company borrowed $30,000 under a 10% convertible promissory note, which is payable April 28, 2015 and entitles the note holder to convert the amount of the note into shares of stock at a per share price of $3.53. On April 28, 2014, the entire amount of the note was converted at a per share price of $3.53. The Company recognized no gain or loss on the conversion.

On May 2, 2014, the Company borrowed $25,000 under a 10% convertible promissory note, which is payable May 2, 2015 and entitles the note holder to convert the amount of the note into shares of stock at a per share price of $3.53. On May 2, 2014, the entire amount of the note was converted at a per share price of $3.53. The Company recognized no gain or loss on the conversion.

On May 2, 2014, the Company borrowed $15,000 under a 10% convertible promissory note, which is payable May 2, 2015 and entitles the note holder to convert the amount of the note into shares of stock at a per share price of $3.53. On May 2, 2014, the entire amount of the note was converted at a per share price of $3.53. The Company recognized no gain or loss on the conversion.

On May 5, 2014, the Company borrowed $25,000 under a 10% convertible promissory note, which is payable May 5, 2015 and entitles the note holder to convert the amount of the note into shares of stock at a per share price of $3.53. On May 5, 2014, the entire amount of the note was converted at a per share price of $3.53. The Company recognized no gain or loss on the conversion.

On May 8, 2014, the Company borrowed $50,000 under a 10% convertible promissory note, which is payable May 8, 2015 and entitles the note holder to convert the amount of the note into shares of stock at a per share price of $7.06. On May 8, 2014, the entire amount of the note was converted at a per share price of $7.06. The Company recognized no gain or loss on the conversion.

On May 8, 2014, the Company borrowed $50,000 under a 10% convertible promissory note, which is payable May 8, 2015 and entitles the note holder to convert the amount of the note into shares of stock at a per share price of $7.06. On May 8, 2014, the entire amount of the note was converted at a per share price of $7.06. The Company recognized no gain or loss on the conversion.

On May 8, 2014, the Company borrowed $50,000 under a 10% convertible promissory note, which is payable May 8, 2015 and entitles the note holder to convert the amount of the note into shares of stock at a per share price of $7.06. On May 8, 2014, the entire amount of the note was converted at a per share price of $7.06. The Company recognized no gain or loss on the conversion.

On May 16, 2014, the Company borrowed $100,000 under a 15% promissory note, which was payable no later than August 16, 2014. As additional consideration, the Company issued the holder 1,700 shares of common stock having a fair value of $6,000. The shares were treated as a discount to the note and the discount is being amortized over the life of the note. On June 30, 2014, the principal, fees and accrued interest was converted into a convertible senior secured note in the principal amount of $116,890.  The note accrues interest at the rate of 12%, is due on March 31, 2015 and is convertible at the holder's option into like securities of the Company's next offering at the greater of a 30% discount to such offering price or $8.82 per share.  The note is secured by a security interest in all of the Company's assets.  In connection with the issuance of the note, the Company also issued warrants to the Holder to purchase 116,890 shares of the Company's common stock at an exercise price equal to the greater of 70% of the price of the common stock in the subsequent offering or $8.82 per share, which warrant shall expire five years after the date of issuance.  The Company evaluated the terms of the convertible note and warrants under FASB ASC 815 and determined that the convertible note and warrants require derivative accounting treatment which resulted in recognizing a derivative liability in the amount of $1,942 as of June 30, 2014..

On May 19, 2014, the Company borrowed $100,000 under a 15% promissory note, which was payable no later than July, 2014. As additional consideration, the Company issued the holder 1,700 shares of common stock having a fair value of $6,000. The shares were treated as a discount to the note and the discount is being amortized over the life of the note. On June 30, 2014, the principal, fees and accrued interest was converted into a convertible senior secured note in the principal amount of $116,767.  The note accrues interest at the rate of 12%, is due on March 31, 2015 and is convertible at the holder's option into like securities of the Company's next offering at the greater of a 30% discount to such offering price or $8.82 per share.  The note is secured by a security interest in all of the Company's assets.  In connection with the issuance of the note, the Company also issued warrants to the Holder to purchase 116,767 shares of the Company's common stock at an exercise price equal to the greater of 70% of the price of the common stock in the subsequent offering or $8.82 per share, which warrant shall expire five years after the date of issuance.  The Company evaluated the terms of the convertible note and warrants under FASB ASC 815 and determined that the convertible note and warrants require derivative accounting treatment which resulted in recognizing a derivative liability in the amount of $1,940 as of June 30, 2014..

On June 11, 2014, the Company borrowed $25,000 under a 10% convertible promissory note, which is payable June 11, 2015 and entitles the note holder to convert the amount of the note into shares of stock at a per share price of $7.06. On June 11, 2014, the entire amount of the note was converted at a per share price of $7.06. The Company recognized no gain or loss on the conversion.

On June 30, 2014, the Company borrowed $266,342 under a convertible senior secured note.  The note accrues interest at the rate of 12%, is due on March 31, 2015 and is convertible at the holder's option into like securities of the Company's next offering at the greater of a 30% discount to such offering price or $8.82 per share.  The note is secured by a security interest in all of the Company's assets.  In connection with the issuance of the note, the Company also issued warrants to the Holder to purchase 266,342 shares of the Company's common stock at an exercise price equal to the greater of 70% of the price of the common stock in the subsequent offering or $8.82 per share, which warrant shall expire five years after the date of issuance.  The Company evaluated the terms of the convertible note and warrants under FASB ASC 815 and determined that the convertible note and warrants require derivative accounting treatment which resulted in recognizing a derivative liability in the amount of $4,426 as of June 30, 2014.

Note 6 -  Equity

(A) Stock Issued to Founder

On November 14, 2012, the Company issued 2,543,404 shares of common stock to its founder for no consideration.

(B) Stock Issued for Cash

On August 11, 2008, the Company issued 5,000,000 shares of common stock for $5,000 ($0.001 per share) to the director of the Company.  On April 23, 2014, the Company retired 4,727,999 of these shares pursuant to the Agreement and Plan of Merger dated April 23, 2014.

The Company had issued 340,000 shares of common stock prior to the reverse merger of which remain issued and outstanding.

On June 17, 2014, the Company issued 17,000 shares of restricted common stock for $60,000 ($3.53 per share).

(C) Stock Issued for Services

On April 1, 2014, the Company issued 51,000 shares of restricted common stock to the Company's Chief Financial Officer for services with a fair value of $180,030 ($3.53 per share).

On April 4, 2014, the Company issued 14,167 shares of restricted common stock for services to a consultant having a fair value of $50,000 ($3.53 per share).

On April 14, 2014, the Company issued 8,500 shares of restricted common stock for services to a consultant having a fair value of $30,000 ($3.53 per share).

On April 28, 2014, the Company issued 14,167 shares of restricted common stock for services to a consultant having a fair value of $50,000 ($3.53 per share).

On April 30, 2014, the Company issued 567 shares of restricted common stock for services to a consultant having a fair value of $2,000 ($3.53 per share).

On April 30, 2014, the Company issued 2,834 shares of restricted common stock for services to a consultant having a fair value of $10,000 ($3.53 per share).

On April 30, 2014, the Company issued 1,134 shares of restricted common stock for services to a consultant having a fair value of $4,000 ($3.53 per share).

On April 30, 2014, the Company issued 49,867 shares of restricted common stock for services to a consultant having a fair value of $176,000 ($3.53 per share).

On April 30, 2014, the Company issued 1,134 shares of restricted common stock for services to a consultant having a fair value of $4,000 ($3.53 per share).

On April 30, 2014, the Company issued 1,134 shares of restricted common stock for services to a consultant having a fair value of $4,000 ($3.53 per share).

On April 30, 2014, the Company issued 11,134 shares of restricted common stock for services to a consultant having a fair value of $40,000 ($3.53 per share).

On June 10, 2014, the Company issued 5,667 shares of restricted common stock to the Company's Chief Executive Officer for services with a fair value of $20,000 ($3.53 per share).

On June 17, 2014, the Company issued 20,967 shares of restricted common stock for services to a consultant having a fair value of $74,000 ($3.53 per share).

(D) Stock Issued for Cash with Notes Payable

On May 16, 2014, the Company issued 1,700 shares of common stock with a fair value of $6,000 as additional consideration for a note payable. The fair value of the stock was allocated from the total proceeds received on the note payable and the resulting discount on the note payable will be amortized over the life of the note ($3.53 per share).

On May 19, 2014, the Company issued 1,700 shares of common stock with a fair value of $6,000 as additional consideration for a note payable. The fair value of the stock was allocated from the total proceeds received on the note payable and the resulting discount on the note payable will be amortized over the life of the note ($3.53 per share).

(E) Stock Issued for Conversion of Notes Payable

On February 22, 2014, GoldenHeart Holdings (the Company's Founder and former Chief Executive Officer is also the Chief Executive Officer and majority shareholder of Golden Heart Holdings) executed an amended and restated convertible debenture in the amount of $15,000 that entitled the Holder the right to convert the full principal amount of the debenture into shares of common stock of StationDigital, such that upon exercise of the conversion right, the Holder shall acquire interests in shares equal to 27/100 percent (0.27%) of the then outstanding equity interests of StationDigital, such percentage calculated on the basis of the conversion right having previously been fully exercised. On February 22, 2014, the Holder exercised the conversion right and the Company issued 9,282 shares of common stock to the Holder of the GoldenHeart Holdings convertible debenture in partial satisfaction of the payable to GoldenHeart Holdings. Upon conversion, $32,759 of the Company's payable to GoldenHeart Holdings was relieved ($3.53 per share).

On February 22, 2014, GoldenHeart Holdings (the Company's Founder and former Chief Executive Officer is also the Chief Executive Officer and majority shareholder of Golden Heart Holdings) executed an amended and restated convertible debenture in the amount of $15,000 that entitled the Holder the right to convert the full principal amount of the debenture into shares of common stock of StationDigital, such that upon exercise of the conversion right, the Holder shall acquire interests in shares equal to 27/100 percent (0.27%) of the then outstanding equity interests of StationDigital, such percentage calculated on the basis of the conversion right having previously been fully exercised. On February 22, 2014, the Holder exercised the conversion right and the Company issued 9,282 shares of common stock to the Holder of the GoldenHeart Holdings convertible debenture in partial satisfaction of the payable to GoldenHeart Holdings. Upon conversion, $32,759 of the Company's payable to GoldenHeart Holdings was relieved ($3.53 per share).

On February 24, 2014, GoldenHeart Holdings (the Company's Founder and former Chief Executive Officer is also the Chief Executive Officer and majority shareholder of Golden Heart Holdings) executed an amended and restated convertible debenture in the amount of $205,000 that entitled the Holder the right to convert the full principal amount of the debenture into shares of common stock of StationDigital and CloudWebStore, such that upon exercise of the conversion right, the Holder shall acquire interests in shares equal to three and 73/100 percent (3.73%) of the then outstanding equity interests of each of StationDigital and CloudWebStore, such percentage calculated on the basis of the conversion right having previously been fully exercised. On February 24, 2014, the Holder exercised the conversion right and the Company issued 126,761 shares of common stock to the Holder of the GoldenHeart Holdings convertible debenture in partial satisfaction of the payable to GoldenHeart Holdings. Upon conversion, $447,381 of the Company's payable to GoldenHeart Holdings was relieved ($3.53 per share).

On February 26, 2014, GoldenHeart Holdings (the Company's Founder and former Chief Executive Officer is also the Chief Executive Officer and majority shareholder of Golden Heart Holdings) executed an amended and restated convertible debenture in the amount of $1,068,000 that entitled the Holder the right to convert the full principal amount of the debenture into shares of common stock of StationDigital and CloudWebStore, such that upon exercise of the conversion right, the Holder shall acquire interests in shares equal to nineteen and 42/100 percent (19.42%) of the then outstanding equity interests of each of StationDigital and CloudWebStore, such percentage calculated on the basis of the conversion right having previously been fully exercised. On February 26, 2014, the Holder exercised the conversion right and the Company issued 660,279 shares of common stock to the Holder of the GoldenHeart Holdings convertible debenture in partial satisfaction of the payable to GoldenHeart Holdings. Upon conversion, $2,330,342 of the Company's payable to GoldenHeart Holdings was relieved ($3.53 per share).

On April 23, 2014, the Company issued 2,834 shares of common stock to convert a note payable with a fair value of $10,000 ($3.53 per share). The Company recognized no gain or loss on the conversion of this note.

On April 23, 2014, the Company issued 11,334 shares of common stock to convert a note payable with a fair value of $40,000 ($3.53 per share). The Company recognized no gain or loss on the conversion of this note.

On April 23, 2014, the Company issued 14,167 shares of common stock to convert a note payable with a fair value of $50,000 ($3.53 per share). The Company recognized no gain or loss on the conversion of this note.

On April 23, 2014, the Company issued 7,084 shares of common stock to convert a note payable with a fair value of $25,000 ($3.53 per share). The Company recognized no gain or loss on the conversion of this note.

On April 23, 2014, the Company issued 7,084 shares of common stock to convert a note payable with a fair value of $25,000 ($3.53 per share). The Company recognized no gain or loss on the conversion of this note.

On April 23, 2014, the Company issued 4,250 shares of common stock to convert a note payable with a fair value of $15,000 ($3.53 per share). The Company recognized no gain or loss on the conversion of this note.

On April 23, 2014, the Company issued 28,334 shares of common stock to convert a note payable with a fair value of $100,000 ($3.53 per share). The Company recognized no gain or loss on the conversion of this note.

On April 23, 2014, the Company issued 7,084 shares of common stock to convert a note payable with a fair value of $25,000 ($3.53 per share). The Company recognized no gain or loss on the conversion of this note.

On April 23, 2014, the Company issued 28,334 shares of common stock to convert a note payable with a fair value of $100,000 ($3.53 per share). The Company recognized no gain or loss on the conversion of this note.

On April 23, 2014, the Company issued 5,667 shares of common stock to convert a note payable with a fair value of $20,000 ($3.53 per share). The Company recognized no gain or loss on the conversion of this note.

On April 23, 2014, the Company issued 4,723 shares of common stock to convert a note payable with a fair value of $25,000 ($5.29 per share). The Company recognized no gain or loss on the conversion of this note.

On April 23, 2014, the Company issued 14,167 shares of common stock to convert a note payable with a fair value of $100,000 ($7.06 per share). The Company recognized no gain or loss on the conversion of this note.

On April 23, 2014, the Company issued 1,417 shares of common stock to convert a note payable with a fair value of $10,000 ($7.06 per share). The Company recognized no gain or loss on the conversion of this note.

On April 23, 2014, the Company issued 2,834 shares of common stock to convert a note payable with a fair value of $10,000 ($3.53 per share). The Company recognized no gain or loss on the conversion of this note.

On April 23, 2014, the Company issued 2,834 shares of common stock to convert a note payable with a fair value of $10,000 ($3.53 per share). The Company recognized no gain or loss on the conversion of this note.

On April 25, 2014, the Company issued 4,723 shares of common stock to convert a note payable with a fair value of $25,000 ($5.29 per share). The Company recognized no gain or loss on the conversion of this note.

On April 25, 2014, the Company issued 3,542 shares of common stock to convert a note payable with a fair value of $25,000 ($7.06 per share). The Company recognized no gain or loss on the conversion of this note.

On April 28, 2014, the Company issued 14,167 shares of common stock to convert a note payable with a fair value of $50,000 ($3.53 per share). The Company recognized no gain or loss on the conversion of this note.

On April 28, 2014, the Company issued 8,500 shares of common stock to convert a note payable with a fair value of $30,000 ($3.53 per share). The Company recognized no gain or loss on the conversion of this note.

On May 2, 2014, the Company issued 4,250 shares of common stock to convert a note payable with a fair value of $15,000 ($3.53 per share). The Company recognized no gain or loss on the conversion of this note.

On May 2, 2014, the Company issued 7,084 shares of common stock to convert a note payable with a fair value of $25,000 ($3.53 per share). The Company recognized no gain or loss on the conversion of this note.

On May 5, 2014, the Company issued 7,084 shares of common stock to convert a note payable with a fair value of $25,000 ($3.53 per share). The Company recognized no gain or loss on the conversion of this note.

On May 8, 2014, the Company issued 7,084 shares of common stock to convert a note payable with a fair value of $50,000 ($7.06 per share). The Company recognized no gain or loss on the conversion of this note.

On May 8, 2014, the Company issued 7,084 shares of common stock to convert a note payable with a fair value of $50,000 ($7.06 per share). The Company recognized no gain or loss on the conversion of this note.

On May 8, 2014, the Company issued 7,084 shares of common stock to convert a note payable with a fair value of $50,000 ($7.06 per share). The Company recognized no gain or loss on the conversion of this note.

On June 11, 2014, the Company issued 3,542 shares of common stock to convert a note payable with a fair value of $25,000 ($7.06 per share). The Company recognized no gain or loss on the conversion of this note.

(F) Stock Split

On April 23, 2014, the Company effected a forward split such that 17.6471 shares of common stock and preferred stock were issued for every 1 share of common stock and preferred stock issued and outstanding immediately prior to the Amendment.  At the time of this filing, FINRA had not yet approved this forward stock split; thus, this forward stock split is not reflected in the number of shares of common stock and preferred stock issued and outstanding.

(G) Stock Retired in Reverse Merger

On April 23, 2014 and pursuant to the Agreement and Plan of Merger dated April 23, 2014, the Company retired 4,727,999 of the 5,000,000 shares of common stock originally issued to the director of the Company on August 11, 2008.

(H) Amendment to Articles of Incorporation

On April 23, 2014, the Company amended its Articles of Incorporation to increase the number of its authorized shares of capital stock from 75,000,000 to 510,000,000 shares of which 500,000,000 shares were designated common stock, par value $0.001 per share and 10,000,000 shares were designated "blank check" preferred stock, par value $0.001 per share.

Note 7 – Commitments and Contingencies

Legal Proceedings
We are from time to time subject to various legal proceedings and claims arising in the ordinary course of our business. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Our management periodically evaluates developments that could affect the amount, if any, of liability that we have previously accrued and make adjustments as appropriate. Determining both the likelihood and the estimated amount of a loss requires significant judgment, and management's judgment may be incorrect. We do not believe the ultimate resolution of any pending legal matters is likely to have a material adverse effect on our business, financial position, results of operations or cash flows.
Leases
On June 30, 2014, the Company executed a lease for 13,268 square feet of office space in St. Louis, Missouri (starting July 5, 2014) under an operating lease that expires in 2021. Minimum future rental payments under the lease are as follows:
Year Ending December 31,	$
2014		34,773
2015		302,458
2016		417,279
2017		417,279
2018		417,279
Thereafter		1,019,281

		$2,608,349

The lease provides for no renewal option. Rent expense for the three months ended June 30, 2014, the three months ended June 30, 2013, the six months ended June 30, 2104 and the six months ended June 30, 2013 were nil, nil, nil and nil, respectively.

Note 8 - Former Shareholder and Officer Events
On April 23, 2014, holders of a majority of the Company's outstanding common stock voted to effect a forward split such that 17.6471 shares of common stock and preferred stock were issued for every 1 share of common stock and preferred stock issued and outstanding.
The Company subsequently applied for approval from FINRA for a name change, ticker symbol change and the 17.6471 forward stock split with FINRA but, citing FINRA Rule 6490(d), FINRA stated that the Company's then CEO, Timothy Roberts, would need to divest his holdings as majority shareholder and also could not serve in the capacity as an Officer or Director of the Company prior to receiving approval from FINRA due to a previously settled securities-related action involving Mr. Roberts (SEC Complaint filed May 16, 2006; Case No.06-cv-1611 T-23EAJ).
As a result, on June 13, 2014, Timothy Roberts resigned as the Company's CEO and Chairman and assumed a non-officer, employee role as "Founder and Master Digital Architect"; in addition, Mr. Roberts divested his ownership to less than 10% of the then current issued and outstanding shares of the Company.
The revised June 13, 2014 employment agreement defines the duties and responsibilities as as Founder and Master Digital Architect of the Company, and in connection therewith, Roberts shall perform such duties and responsibilities and have such authority as is commonly incident to such position in a non-officer capacity. He shall report directly to the CEO, and has been appointed to an Observer Board of Directors role for a period of ninety nine (99) years. This position remains intact whether employed by Company or not and has no cancellation or termination provisions.
On July 30, 2014 and subsequent to Mr. Roberts resigning as CEO and Chairman and divesting to less than 10% of the then current issued and outstanding shares of the Company, FINRA still denied the Company's application for the name change, ticker symbol change and the 17.6471 forward stock split pursuant to FINRA Rule 6490(d).
In August 2014, the Company's securities attorney contacted FINRA in an attempt to determine the deficiency pursuant to FINRA Rule 6490(d) and, as a result of that dialogue, Timothy Roberts further divested his ownership to less than 5% of the then current issued and outstanding shares of the Company and filed a new application with FINRA for a name change and ticker symbol change (but not the 17.6471 forward stock split).
On August 7, 2014, the Company received notification from FINRA that the name change and ticker symbol change was approved and would become effective on August 8, 2014.
On August 11, 2014 and subsequent to receiving approval from FINRA for the name change and ticker symbol change, the Company applied for approval from FINRA for the 17.6471 forward stock split.
Note 9 - Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 13, 2014, the date the financial statements were issued.

Promissory Notes

On July 7, 2014, the Company borrowed $15,000 under a 10% convertible promissory note, which is payable July 7, 2015 and entitles the note holder to convert the amount of the note into shares of stock at a per share price of $3.53. On July 7, 2014, the entire amount of the note was converted at a per share price of $3.53. The Company recognized no gain or loss on the conversion.

On July 23, 2014, the Company borrowed $75,000 under an original issue discount promissory note, which is payable October 23, 2014 in the amount of $82,500.

On August 6, 2014, the Company borrowed $65,000 under a 12% promissory note, which is payable March 31, 2015.

On August 6, 2014, the Company borrowed $100,000 under a convertible senior secured note.  The note accrues interest at the rate of 12%, is due on March 31, 2015 and is convertible at the holder's option into like securities of the Company's next offering at the greater of a 30% discount to such offering price or $8.82 per share.  The note is secured by a security interest in all of the Company's assets.  In connection with the issuance of the note, the Company also issued warrants to the Holder to purchase 100,000 shares of the Company's common stock at an exercise price equal to the greater of 70% of the price of the common stock in the subsequent offering or $8.82 per share, which warrant shall expire five years after the date of issuance.  The beneficial conversion and warrants were treated as a discount to the note and the discount is being amortized over the life of the note.

Common Stock Issuances

On July 7, 2014, the Company issued 4,250 shares of common stock to convert a note payable with a fair value of $15,000 ($3.53 per share). The Company recognized no gain or loss on the conversion of this note.

On July 31, 2014, the Company issued 1,417 shares of restricted common stock to the Company's Chief Executive Officer for services with a fair value of $5,000 ($3.53 per share).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words.  Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission.  Important  factors  currently  known  to us could  cause  actual  results  to differ  materially  from  those in forward-looking  statements.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of the Company.  No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions.  Factors that could cause differences include, but are not limited to, expected market demand for the Company's services and competition.

Overview

Alarming Devices, Inc. ("Alarming Devices"), was incorporated in the State of Nevada as a for-profit company on July 22, 2008, as a development stage company that intended to import from China and supply a reliable and affordable home and commercial wireless alarm system to resellers and distributors in North America.

On April 23, 2014, Alarming Devices entered into and consummated the Agreement and Plan of Merger with StationDigital Corporation, whereby StationDigital Corporation merged with and into Alarming Devices.  Following the reverse acquisition, Alarming Devices adopted the business plan of StationDigital Corporation and changed its corporate name to StationDigital Corporation ("StationDigital" or the "Company").  Subsequently, effective May 2, 2014, the Company converted its corporate domicile to the State of Delaware.

StationDigital is a next generation digital media broadcast platform. StationDigital's primary identity, as of 2014, is as a sophisticated pure play music discovery Internet radio service, offering a competitive, state of the art product to capture market share in the Internet radio space, and one with a unique value proposition: the StationDigital Listener Rewards Program, whereby all of our registered users earn listener rewards points every time they listen to StationDigital, either on the web or through any of our mobile apps and every time they share StationDigital with friends through social media, which directly incentivizes our users for playing an active and ongoing part in the organic growth of our customer base and our brand. StationDigital listener rewards points can then be redeemed through our apps providing direct access to the StationDigital online superstore for a wide variety of both physical and digital merchandise, which is designed to appeal to users of all kinds.

StationDigital is also guided by a much more ambitious vision:  to be the first Internet radio platform to evolve into a comprehensive digital media broadcast platform, available on any device, anywhere, anytime. To that end, StationDigital intends to steadily add music videos, movies, television programming, specialty programming and video games to our platform of digital media and entertainment, which will be available to our users at all times. We intend for our listener rewards program to extend to each additional digital media offering on the StationDigital platform.

Recent Developments

Effective August 8, 2014, the ticker symbol for the Company's common stock, which is quoted on the OTC Bulletin Board, was changed from ALDV to SDIG.

Comparison of Three Months Ended June 30, 2014 and 2013

Revenue

For the three months ended June 30, 2014 and the three months ended June 30, 2013,  the Company generated advertising revenue of $39,054 and nil, respectively.

Cost of Revenue

For the three months ended June 30, 2014 and the three months ended June 30, 2013, the Company incurred cost of revenue of $215,954 and $136,794, respectively.

Operating Expenses

For the three months ended June 30, 2014 and the three months ended June 30, 2013, the Company incurred operating expenses in the amount of $3,262,856 and $50,530,  respectively. These operating expenses were comprised of product development costs, advertising, marketing, payroll, office and general expenses.

Net Loss

The Company incurred a net loss of $3,455,414 for the three months ended June 30, 2014, compared with a net loss of $187,324 for the three months ended June 30, 2013.

Comparison of Six Months Ended June 30, 2014 and 2013

Revenue

For the six months ended June 30, 2014 and the six months ended June 30, 2013, the Company generated advertising revenue of $55,561 and nil, respectively.

Cost of Revenue

For the six months ended June 30, 2014 and the six months ended June 30, 2013, the Company incurred cost of revenue of $428,885 and $225,090, respectively.

Operating Expenses

For the six months ended June 30, 2014 and the six months ended June 30, 2013, the Company incurred operating expenses in the amount of $4,429,281 and $125,886, respectively. These operating expenses were comprised of product development costs, advertising, marketing, payroll, office and general expenses.

Net Loss

The Company incurred a net loss of $4,818,263 for the six months ended June 30, 2014, compared with a net loss of $350,976 for the six months ended June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2104, the Company had $249,946 cash on hand. Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.

In order to continue operations and engage in the development of our company, we will be dependent on raising capital, debt or equity, from outside sources. Such capital may not be available on terms acceptable to us if at all. If credit financing became available, because the Company is a development stage company with minimal revenue to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. We may also incur substantial costs in pursuing such capital financing, including legal fees, accounting fees, securities law compliance fees and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition. There is no assurance that we will be able to obtain sufficient funds on terms acceptable to us or at all. If the Company cannot obtain the necessary financing, the Company would be required to limit our activities or cease business operations. As a result, investors in the Company common stock would lose all of their investment.

The continuation of the Company as a going concern is dependent upon the continued financial support from its lenders, the ability of the Company to obtain necessary financing to continue operations and the attainment of profitable operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), the Company's principal executive officer and principal financial officer, respectively, of the design and effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on this evaluation, our CEO and CFO concluded that as of June 30, 2014, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The conclusion was due to the presence of the following material weaknesses in disclosure controls and procedures due to our small size and limited resources: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC Guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy.

Our CEO and CFO plan to implement appropriate disclosure controls and procedures to remediate these material weaknesses, including (i) appointing additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle blower policy; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan.

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2014, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Issued for Cash

On June 17, 2014, the Company issued 17,000 shares of restricted common stock for $60,000 ($3.53 per share).

Stock Issued for Services

On April 1, 2014, the Company issued 51,000 shares of restricted common stock to the Company's Chief Financial Officer for services with a fair value of $180,030 ($3.53 per share).

On April 4, 2014, the Company issued 14,167 shares of restricted common stock for services to a consultant having a fair value of $50,000 ($3.53 per share).

On April 14, 2014, the Company issued 8,500 shares of restricted common stock for services to a consultant having a fair value of $30,000 ($3.53 per share).

On April 28, 2014, the Company issued 14,167 shares of restricted common stock for services to a consultant having a fair value of $50,000 ($3.53 per share).

On April 30, 2014, the Company issued 567 shares of restricted common stock for services to a consultant having a fair value of $2,000 ($3.53 per share).

On April 30, 2014, the Company issued 2,834 shares of restricted common stock for services to a consultant having a fair value of $10,000 ($3.53 per share).

On April 30, 2014, the Company issued 1,134 shares of restricted common stock for services to a consultant having a fair value of $4,000 ($3.53 per share).

On April 30, 2014, the Company issued 49,867 shares of restricted common stock for services to a consultant having a fair value of $176,000 ($3.53 per share).

On April 30, 2014, the Company issued 1,134 shares of restricted common stock for services to a consultant having a fair value of $4,000 ($3.53 per share).

On April 30, 2014, the Company issued 1,134 shares of restricted common stock for services to a consultant having a fair value of $4,000 ($3.53 per share).

On April 30, 2014, the Company issued 11,134 shares of restricted common stock for services to a consultant having a fair value of $40,000 ($3.53 per share).

On June 10, 2014, the Company issued 5,667 shares of restricted common stock to the Company's Chief Executive Officer for services with a fair value of $20,000 ($3.53 per share).

On June 17, 2014, the Company issued 20,967 shares of restricted common stock for services to a consultant having a fair value of $74,000 ($3.53 per share).

Stock Issued for Cash with Notes Payable

On May 16, 2014, the Company issued 1,700 shares of common stock with a fair value of $6,000 as additional consideration for a note payable. The fair value of the stock was allocated from the total proceeds received on the note payable and the resulting discount on the note payable will be amortized over the life of the note ($3.53 per share).

On May 19, 2014, the Company issued 1,700 shares of common stock with a fair value of $6,000 as additional consideration for a note payable. The fair value of the stock was allocated from the total proceeds received on the note payable and the resulting discount on the note payable will be amortized over the life of the note ($3.53 per share).

Stock Issued for Conversion of Notes Payable

On April 23, 2014, the Company issued 2,834 shares of common stock to convert a note payable with a fair value of $10,000 ($3.53 per share). The Company recognized no gain or loss on the conversion of this note.

On April 23, 2014, the Company issued 11,334 shares of common stock to convert a note payable with a fair value of $40,000 ($3.53 per share). The Company recognized no gain or loss on the conversion of this note.

On April 23, 2014, the Company issued 14,167 shares of common stock to convert a note payable with a fair value of $50,000 ($3.53 per share). The Company recognized no gain or loss on the conversion of this note.

On April 23, 2014, the Company issued 7,084 shares of common stock to convert a note payable with a fair value of $25,000 ($3.53 per share). The Company recognized no gain or loss on the conversion of this note.

On April 23, 2014, the Company issued 7,084 shares of common stock to convert a note payable with a fair value of $25,000 ($3.53 per share). The Company recognized no gain or loss on the conversion of this note.

On April 23, 2014, the Company issued 4,250 shares of common stock to convert a note payable with a fair value of $15,000 ($3.53 per share). The Company recognized no gain or loss on the conversion of this note.

On April 23, 2014, the Company issued 28,334 shares of common stock to convert a note payable with a fair value of $100,000 ($3.53 per share). The Company recognized no gain or loss on the conversion of this note.

On April 23, 2014, the Company issued 7,084 shares of common stock to convert a note payable with a fair value of $25,000 ($3.53 per share). The Company recognized no gain or loss on the conversion of this note.

On April 23, 2014, the Company issued 28,334 shares of common stock to convert a note payable with a fair value of $100,000 ($3.53 per share). The Company recognized no gain or loss on the conversion of this note.

On April 23, 2014, the Company issued 5,667 shares of common stock to convert a note payable with a fair value of $20,000 ($3.53 per share). The Company recognized no gain or loss on the conversion of this note.

On April 23, 2014, the Company issued 4,723 shares of common stock to convert a note payable with a fair value of $25,000 ($5.29 per share). The Company recognized no gain or loss on the conversion of this note.

On April 23, 2014, the Company issued 14,167 shares of common stock to convert a note payable with a fair value of $100,000 ($7.06 per share). The Company recognized no gain or loss on the conversion of this note.

On April 23, 2014, the Company issued 1,417 shares of common stock to convert a note payable with a fair value of $10,000 ($7.06 per share). The Company recognized no gain or loss on the conversion of this note.

On April 23, 2014, the Company issued 2,834 shares of common stock to convert a note payable with a fair value of $10,000 ($3.53 per share). The Company recognized no gain or loss on the conversion of this note.

On April 23, 2014, the Company issued 2,834 shares of common stock to convert a note payable with a fair value of $10,000 ($3.53 per share). The Company recognized no gain or loss on the conversion of this note.

On April 25, 2014, the Company issued 4,723 shares of common stock to convert a note payable with a fair value of $25,000 ($5.29 per share). The Company recognized no gain or loss on the conversion of this note.

On April 25, 2014, the Company issued 3,542 shares of common stock to convert a note payable with a fair value of $25,000 ($7.06 per share). The Company recognized no gain or loss on the conversion of this note.

On April 28, 2014, the Company issued 14,167 shares of common stock to convert a note payable with a fair value of $50,000 ($3.53 per share). The Company recognized no gain or loss on the conversion of this note.

On April 28, 2014, the Company issued 8,500 shares of common stock to convert a note payable with a fair value of $30,000 ($3.53 per share). The Company recognized no gain or loss on the conversion of this note.

On May 2, 2014, the Company issued 4,250 shares of common stock to convert a note payable with a fair value of $15,000 ($3.53 per share). The Company recognized no gain or loss on the conversion of this note.

On May 2, 2014, the Company issued 7,084 shares of common stock to convert a note payable with a fair value of $25,000 ($3.53 per share). The Company recognized no gain or loss on the conversion of this note.

On May 5, 2014, the Company issued 7,084 shares of common stock to convert a note payable with a fair value of $25,000 ($3.53 per share). The Company recognized no gain or loss on the conversion of this note.

On May 8, 2014, the Company issued 7,084 shares of common stock to convert a note payable with a fair value of $50,000 ($7.06 per share). The Company recognized no gain or loss on the conversion of this note.

On May 8, 2014, the Company issued 7,084 shares of common stock to convert a note payable with a fair value of $50,000 ($7.06 per share). The Company recognized no gain or loss on the conversion of this note.

On May 8, 2014, the Company issued 7,084 shares of common stock to convert a note payable with a fair value of $50,000 ($7.06 per share). The Company recognized no gain or loss on the conversion of this note.

On June 11, 2014, the Company issued 3,542 shares of common stock to convert a note payable with a fair value of $25,000 ($7.06 per share). The Company recognized no gain or loss on the conversion of this note.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibit Index

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Schema.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase.**
101.LAB	XBRL Taxonomy Extension Label Linkbase.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

* Filed herewith.

** To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2014
             /s/ Louis Rossi
            Name: Louis Rossi
            Title: Chairman, Chief Executive Officer
            (Principal Executive Officer)

            /s/ Terrance Taylor
            Name: Terrance Taylor
            Title: Chief Financial Officer
            (Principal Financial Officer)
            (Principal Accounting Officer)