Form 10-Q/A
period 2014-06-30
STATIONDIGITAL CORP
filed 2014-08-20
CIK 1449097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 333-157010
STATIONDIGITAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	26-3062327
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Highland Park Two, 5700 Oakland Ave, #20 St. Louis, Missouri (Address of principal executive offices)	63110 (zip code)

(855) 782-8466
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of August 14, 2014, 4,385,834 shares of the Registrant's common stock, par value $0.001 per share, were issued and outstanding.

Explanatory Note

The purpose of this Amendment No. 1 (the "Amendment") to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed by StationDigital Corporation with the Securities and Exchange Commission on August 14, 2014 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

* Previously filed.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

StationDigital Corporation

Date: August 20, 2014	By:	/s/ Louis Rossi
Louis Rossi
Chief Executive Officer (Principal Executive Officer)

Date: August 20, 2014	By:	/s/ Terrance Taylor
Terrance Taylor
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)