Form 10-Q/A
period 2014-06-30
STATIONDIGITAL CORP
filed 2014-11-21
CIK 1449097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE

StationDigital Corporation ("SDIG" or the "Company") is filing this amendment to its Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed on August 14, 2014 (the "Amendment"). This Amendment amends and restates unaudited financial statements, Note 2 thereto and certain financial information in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" ( the "MD&A"), namely the comparison of (i) three months ended June 30, 2014 and 2013 and (ii) six months ended June 30, 2014 and 2013. The restatement adjusts the financial statements such that production and advertising expenses incurred by the Company during the period ended June 30, 2014, are restated correctly and recorded during the quarter in which the period of performance occurred. Please see Note 2 herein for a detailed discussion.
This Amendment does not modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing.

STATIONDIGITAL CORPORATION
FORM 10-Q
For the period ended June 30, 2014

Item 1. Financial Statements.

StationDigital Corporation

StationDigital Corporation
Balance Sheets
(Unaudited)

	June 30, 2014 (Restated)	December 31, 2013

Assets
Current assets
Cash	$249,946	$5,687
Prepaid consulting services	168,167	-
Deposit	-	1,000
Accounts receivable	9,200	-
Total current assets	427,313	6,687

Property and equipment, net	34,374	41,865
Website development costs, net	394,252	229,884
Total assets	$855,939	$278,436

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$4,175,304	$634,097
Advances from stockholder	85,837	-
Payroll Liabilities	96,307	-
Derivative liability	8,308	-
Convertible note payable	491,692	-
Payable to GHH Commerce	367,890	416,183
Total current liabilities	5,225,338	1,050,280

Note Payable - GoldenHeart Holdings	2,662,539	5,676,478
Total liabilities	7,887,877	6,726,758

Stockholders' deficit
Preferred stock par value $0.001: 10,000,000 shares authorized; 56 and 0 shares issued and outstanding, respectively*	-	-
Common stock par value $0.001: 500,000,000 shares authorized; 4,380,167 and 2,543,398 shares issued and outstanding, respectively*	4,380	2,544
Loan to Shareholder	-	(4,045)
Related party receivable	(276,600)	(468,389)
Stock payable	49,652	2,456
Additional paid-in capital	4,375,816	-
Accumulated deficit	(11,185,186)	(5,980,888)
Total stockholders' deficit	(7,031,938)	(6,448,322)
Total liabilities and stockholders' deficit	$855,939	$278,436

See accompanying notes to the financial statements.

StationDigital Corporation
Statements of Operations
(Unaudited)

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	June 30, 2014 (Restated)	June 30, 2013	June 30, 2014 (Restated)	June 30, 2013

Advertising revenue	$39,054	$-	$55,561	$-

Cost of revenue	248,207	136,794	461,138	225,090

Gross loss	(209,153)	(136,794)	(405,577)	(225,090)

Operating expenses
Product development costs	406,408	-	495,957	-
Sales and marketing	2,382,129	-	3,327,561	6,607
General and administrative	828,101	50,530	959,545	119,279

Total operating expenses	3,616,638	50,530	4,783,063	125,886

Loss from operations	(3,825,791)	(187,324)	(5,188,640)	(350,976)

Other expense	(15,658)	-	(15,658)	-

Net loss	$(3,841,449)	$(187,324)	$(5,204,298)	$(350,976)

Net loss per common share: - Basic	$(1.15)	$(0.07)	$(1.76)	$(0.14)

Weighted average common shares outstanding - Basic	3,353,078	2,543,398	2,950,475	2,543,398

See accompanying notes to the financial statements.

StationDigital Corporation
Statements of Cash Flows
(Unaudited)

	For the Six Months
	Ended	Ended
	June 30, 2014 (Restated)	June 30, 2013

Cash flows from operating activities:
Net loss	$(5,204,298)	$(350,976)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49,334	216
Amortization of interest expense	12,000	-
Common stock issued for services	477,507	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(9,200)	-
Decrease in other current assets	1,000	-
Increase in accounts payable	3,508,780	-
Increase in payroll liabilities	96,307	-
Increase in stock payable	47,197	-

Net cash used in operating activities	(1,021,373)	(350,760)

Cash flows from investing activities
Website development	-	(90,235)
Purchase of equipment	-	(1,366)

Net cash used in investing activities	-	(91,601)

Cash flows from financing activities:
Proceeds from promissory note	500,000	-
Proceeds from GoldenHeart Holdings	936,746	217,247
Payments to GoldenHeart Holdings	(1,117,821)	-
Proceeds from GHH Commerce	24,022	225,090
Payments to GHH Commerce	(72,315)	-
Proceeds from sale of common stock	995,000	-

Net cash provided by financing activities	1,265,632	442,337

Net change in cash	244,259	(24)

Cash, beginning of reporting period	5,687	-

Cash, end of reporting period	$249,946	$(24)

Supplemental disclosure of cash flows information:
Interest paid	$-	$-
Income tax paid	$-	$-

Noncash investing and financing activities:
Related party payable converted to common stock	$(2,843,241)	$-
Shares issued as prepaid services	$(645,674)	$-
Net liabilities assumed in reverse merger	$118,263	$-
Development cost payable applied to related party receivable	$(206,211)	$-

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

Note 2 – Restatement of Financial Statements

(A) Cost of revenue

The Company determined that it failed to record invoices for cost of revenue during the three months ended June 30, 2014. The Company has included this cost of revenue in the restated expenses and related liabilities at June 30, 2014.

(B) Product development

The Company determined that it failed to record invoices for product development expenses during the three months ended June 30, 2014. The Company has included these expenses in the restated expenses and related liabilities at June 30, 2014.

(C) Sales and marketing

The Company determined that it failed to record invoices for sales and marketing expenses during the three months ended June 30, 2014. The Company has included these expenses in the restated expenses and related liabilities at June 30, 2014.

(D) General and administrative

The Company determined that it failed to record invoices for general and administrative expenses during the three months ended June 30, 2014. The Company has included these expenses in the restated expenses and related liabilities at June 30, 2014.

The following is a summary of the impact of the adjustment on the Company's balance sheet as of June30, 2014:
	As Previously
	Reported	Adjustments	As Restated

Assets
Current assets
Cash	$249,946	$-	$249,946
Prepaid consulting services	168,167	-	168,167
Deposit	-	-	-
Accounts receivable	9,200	-	9,200
Total current assets	427,313	-	427,313

Property and equipment, net	34,374	-	34,374
Website development costs, net	394,252	-	394,252
Total assets	$855,939	$-	$855,939

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$3,789,269	$386,035	$4,175,304
Advances from stockholder	85,837	-	85,837
Payroll Liabilities	96,307	-	96,307
Derivitive liability	8,308	-	8,308
Convertible note payable	491,692	-	491,692
Payable to GHH Commerce	367,890	-	367,890
Total current liabilities	4,839,303	386,035	5,225,338

Note Payable - GoldenHeart Holdings	2,662,539	-	2,662,539
Total Liabilities	7,501,842	386,035	7,887,877

Stockholders' deficit
Preferred stock par value $0.001: 10,000,000 shares authorized;
56 shares issued and outstanding	-	-	-
Common stock par value $0.001: 500,000,000 shares authorized;
4,380,167 shares issued and outstanding	4,380	-	4,380
Loan to Shareholder	-	-	-
Related party receivable	(276,600)	-	(276,600)
Stock payable	49,652	-	49,652
Additional paid-in capital	4,375,816	-	4,375,816
Accumulated deficit	(10,799,151)	(386,035)	(11,185,186)
Total stockholders' deficit	(6,645,903)	(386,035)	(7,031,938)
Total liabilities and stockholders' deficit	$855,939	$-	$855,939

The following is a summary of the impact of the adjustment on the Company's statement of operations for the three months ended June 30, 2014:

	As Previously
	Reported	Adjustments	As Restated

Advertising revenue	$39,054	$-	$39,054

Cost of revenue	215,954	32,253	248,207

Gross loss	(176,900)	(32,253)	(209,153)

Operating expenses
Product development costs	405,270	1,138	406,408
Sales and marketing	2,041,636	340,493	2,382,129
General and administrative	815,950	12,151	828,101

Total operating expenses	3,262,856	353,782	3,616,638

Loss from operations	(3,439,756)	(386,035)	(3,825,791)

Other expense	(15,658)	-	(15,658)

Net loss	$(3,455,414)	$(386,035)	$(3,841,449)

Net loss per common share:
- Basic	$(1.03)	$(0.12)	$(1.15)

Weighted average common shares outstanding
- Basic	3,353,078	3,353,078	3,353,078

The following is a summary of the impact of the adjustment on the Company's statement of operations for the six months ended June 30, 2014:

	As Previously
	Reported	Adjustments	As Restated

Advertising revenue	$55,561	$-	$55,561

Cost of revenue	428,885	32,253	461,138

Gross loss	(373,324)	(32,253)	(405,577)

Operating expenses
Product development costs	494,819	1,138	495,957
Sales and marketing	2,987,068	340,493	3,327,561
General and administrative	947,394	12,151	959,545

Total operating expenses	4,429,281	353,782	4,783,063

Loss from operations	(4,802,605)	(386,035)	(5,188,640)

Other expense	(15,658)	-	(15,658)

Net loss	$(4,818,263)	$(386,035)	$(5,204,298)

Net loss per common share:
- Basic	$(1.63)	$(0.13)	$(1.76)

Weighted average common shares outstanding
- Basic	2,950,475	2,950,475	2,950,475

The following is a summary of the impact of the adjustment on the Company's statement of cash flows for the six months ended June 30, 2014:

	As Previously
	Reported	Adjustments	As Restated

Cash flows from operating activities:
Net loss	$(4,818,263)	$(386,035)	$(5,204,298)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49,334	-	49,334
Amortization of interest expense	12,000	-	12,000
Common stock issued for services	477,507	-	477,507
Changes in operating assets and liabilities:
Increase in accounts receivable	(9,200)	-	(9,200)
Decrease in other current assets	1,000	-	1,000
Increase in accounts payable	3,122,745	386,035	3,508,780
Increase in payroll liabilities	96,307	-	96,307
Increase in stock payable	47,197	-	47,197

Net cash used in operating activities	(1,021,373)	-	(1,021,373)

Cash flows from investing activities
Website development	-	-	-
Purchase of equipment	-	-	-

Net cash used in investing activities	-	-	-

Cash flows from financing activities:
Proceeds from promissory note	500,000	-	500,000
Proceeds from GoldenHearts Holding	936,746	-	936,746
Payments to GoldenHearts Holding	(1,117,821)	-	(1,117,821)
Proceeds from GHH Commerce	24,022	-	24,022
Payments to GHH Commerce	(72,315)	-	(72,315)
Proceeds from sale of common stock	995,000	-	995,000

Net cash provided by financing activities	1,265,632	-	1,265,632

Net change in cash	244,259	-	244,259

Cash, beginning of reporting period	5,687	-	5,687

Cash, end of reporting period	$249,946	$-	$249,946

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

Noncash investing and financing activities:
Related party payable converted to common stock	$(2,843,241)	$-	$(2,843,241)
Shares isued as prepaid services	$(645,674)	$-	$(645,674)
Net liabilities assumed in reverse merger	$118,263	$-	$118,263
Development cost payable applied to related party receivable	$(206,211)	$-	$(206,211)
Note 3 – Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. From inception (November 14, 2012) through June 30, 2014, the Company has an accumulated deficit of $11,185,186. The continuation of the Company as a going concern is dependent upon the continued financial support from its lenders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Property and Equipment

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

Note 5 - Related Party Transactions

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

Note 6 - Convertible Promissory Notes

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

Note 7 -  Equity

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

Note 8 – Commitments and Contingencies

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

Note 9 - Former Shareholder and Officer Events
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
Note 10 - Subsequent Events

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

Cost of Revenue

For the three months ended June 30, 2014 and the three months ended June 30, 2013, the Company incurred cost of revenue of $248,207 and $136,794, respectively.

Operating Expenses

For the three months ended June 30, 2014 and the three months ended June 30, 2013, the Company incurred operating expenses in the amount of $3,616,638 and $50,530,  respectively. These operating expenses were comprised of product development costs, advertising, marketing, payroll, office and general expenses.

Net Loss

The Company incurred a net loss of $3,841,449 for the three months ended June 30, 2014, compared with a net loss of $187,324 for the three months ended June 30, 2013.

Comparison of Six Months Ended June 30, 2014 and 2013

Revenue

For the six months ended June 30, 2014 and the six months ended June 30, 2013, the Company generated advertising revenue of $55,561 and nil, respectively.

Cost of Revenue

For the six months ended June 30, 2014 and the six months ended June 30, 2013, the Company incurred cost of revenue of $461,138 and $225,090, respectively.

Operating Expenses

For the six months ended June 30, 2014 and the six months ended June 30, 2013, the Company incurred operating expenses in the amount of $4,783,063 and $125,886, respectively. These operating expenses were comprised of product development costs, advertising, marketing, payroll, office and general expenses.

Net Loss

The Company incurred a net loss of $5,204,298 for the six months ended June 30, 2014, compared with a net loss of $350,976 for the six months ended June 30, 2013.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibit Index

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 20, 2014
             /s/ Louis Rossi
            Name: Louis Rossi
            Title: Chairman, Chief Executive Officer
            (Principal Executive Officer)

            /s/ Steven Marr
            Name: Steven Marr
            Title: Chief Financial Officer
            (Principal Financial Officer)
            (Principal Accounting Officer)