Form 10-Q
period 2014-09-30
STATIONDIGITAL CORP
filed 2014-11-26
CIK 1449097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

Commission File Number   333-157010

STATIONDIGITAL CORPORATION
(formerly known as Alarming Devices, Inc.)
(Exact name of registrant as specified in its charter)

Delaware	26-3062327
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Highlands Plaza Two, 5700 Oakland Ave, #200
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 25, 2014, 83,511,827 shares of the Registrant's common stock, par value $0.001 per share, were issued and outstanding.

STATIONDIGITAL CORPORATION
FORM 10-Q
For the period ended September 30, 2014

Item 1. Financial Statements.

StationDigital Corporation
Index to Financial Statements

StationDigital Corporation
Balance Sheets
(Unaudited)

	September 30, 2014	December 31, 2013

Assets
Current assets
Cash	$32,129	$5,687
Prepaid expenses	98,820	-
Financing cost	67,483	-
Deposit	47,840	1,000
Employee receivables	10,098	-
Total current assets	256,370	6,687

Property and equipment, net	68,239	41,865
Website development costs, net	170,119	229,884
Trademarks	25,180	-
Total assets	$519,908	$278,436

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$4,738,234	$634,097
Advances from stockholder	85,837	-
Payroll liabilities	157,908	-
Accrued expenses	94,347	-
Accrued interest	17,630	-
Derivitive liability warrants	168,469	-
Derivitive liability – sonvertible notes	653,440	-
Notes payable, net of unamortized debt discount of $618,063	301,937	-
Related party payable	142,559	-
Payable to GHH Commerce	-	416,183
Total current liabilities	6,360,361	1,050,280

Note Payable - GoldenHeart Holdings	-	5,676,478
Total liabilities	6,360,361	6,726,758

Stockholders' deficit
Preferred stock par value $0.001: 10,000,000 shares authorized;
988 and 0 shares issued and outstanding, respectively	-	-
Common stock par value $0.001: 500,000,000 shares authorized;
83,121,827 and 44,883,599 shares issued and outstanding, respectively	83,122	44,884
Loan to Shareholder	-	(4,045)
Related party receivable	(890,703)	(468,389)
Stock payable	59,967	2,456
Additional paid-in capital	8,013,046	(42,340)
Accumulated deficit	(13,105,885)	(5,980,888)
Total stockholders' deficit	(5,840,453)	(6,448,322)
Total liabilities and stockholders' deficit	$519,908	$278,436

See accompanying notes to the financial statements.

StationDigital Corporation
Statements of Operations
(Unaudited)

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenue	$8,442	$712	$64,003	$712

Cost of revenue	58,884	148,077	520,023	373,167

Gross loss	(50,442)	(147,365)	(456,020)	(372,455)

Operating expenses
Product development costs	305,302	50,400	801,259	50,400
Sales and marketing	344,049	243,704	3,682,277	250,311
General and administrative	984,903	171,682	1,933,781	290,961

Total operating expenses	1,634,254	465,786	6,417,317	591,672

Loss from operations	(1,684,696)	(613,151)	(6,873,337)	(964,127)

Other income (expense)
Loss on change in derivitive	(110,444)	-	(110,444)	-
Interest expense	(125,558)	-	(141,216)	-
Total other income (expense)	(236,002)	-	(251,660)	-

Net income (loss)	$(1,920,698)	$(613,151)	$(7,124,997)	$(964,127)

Net loss per common share:
- Basic	$(0.02)	$(0.01)	$(0.12)	$(0.02)

Weighted average common shares outstanding
- Basic	79,106,609	44,883,599	61,179,466	44,883,599

See accompanying notes to the financial statements.

StationDigital Corporation
Statements of Cash Flows
(Unaudited)

	For the Nine Months
	Ended	Ended
	September 30, 2014	September 30, 2013

Cash flows from operating activities:
Net loss	$(7,124,997)	$(964,127)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74,002	332
Amortization of interest expense	118,791	-
Common stock issued for services	1,241,268	-
Loss on change in derivitive	110,444	-
Changes in operating assets and liabilities:
Increase in prepaid expenses	(19,986)	-
Increase in deposits	(46,840)	-
Increase in employee receivables	(10,098)	-
Increase in accounts payable	4,071,710	-
Increase in payroll liabilities	157,908	-
Increase in accrued expenses	94,347	-
Increase in accrued interest	17,630	-
Increase in stock payable	57,511	789

Net cash used in operating activities	(1,258,310)	(963,006)

Cash flows from investing activities
Payments made to related party receivable	(418,269)	-
Website development	(3,000)	(182,710)
Purchase of equipment	(37,611)	(44,949)
Trademarks	(25,180)	-

Net cash used in investing activities	(484,060)	(227,659)

Cash flows from financing activities:
Proceeds from promissory notes	839,128	-
Proceeds from related party payable	142,559	-
Proceeds from GoldenHeart Holdings	1,663,125	818,042
Payments to GoldenHeart Holdings	(1,884,842)	-
Proceeds from GHH Commerce	24,022	373,167
Payments to GHH Commerce	(84,180)	-
Proceeds from sale of common stock	1,069,000	-

Net cash provided by financing activities	1,768,812	1,191,209

Net change in cash	26,442	544

Cash, beginning of reporting period	5,687	-

Cash, end of reporting period	$32,129	$544

Supplemental disclosure of cash flows information:
Interest paid	$-	$-
Income tax paid	$-	$-

Noncash investing and financing activities:
Related party payable converted to common stock	$(5,810,786)	$-
Shares issued as prepaid services	$(78,834)	$-
Net liabilities assumed in reverse merger	$118,263	$-
Capitalized financing cost	$73,372	$-

See accompanying notes to the financial statements.

STATIONDIGITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
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

Also on April 23, 2014, the Registrant authorized an amendment to its Articles of Incorporation to (i) change its name to StationDigital Corporation, (ii) to increase the number of its authorized shares of capital stock from 75,000,000 to 510,000,000 shares of which 500,000,000 shares were designated common stock, par value $0.001 per share and 10,000,000 shares were designated "blank check" preferred stock, par value $0.001 per share and (iii) to effect a forward split such that 17.6471 shares of Common Stock and Preferred Stock were issued for every 1 share of Common Stock and Preferred Stock issued and outstanding immediately prior to the Amendment. The Registrant also authorized a conversion of its corporate domicile to the State of Delaware.

Also on April 23, 2014, the Registrant entered into and consummated the Agreement and Plan of Merger with StationDigital, whereby StationDigital merged with the Registrant for approximately 3,400,000 pre-Split shares of the Company's Common Stock and 56 shares of a newly-created Series A Preferred Stock. Further, the Registrant amended its By-laws to change its fiscal year end to December 31st; the change is intended to align the Registrant's fiscal periods with that of StationDigital's business.

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

STATIONDIGITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

Financial Instruments

The fair values of financial instruments, which include cash and amounts due to related parties, were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

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

STATIONDIGITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Loss Per Share

The Company computes net loss per share in accordance with ASC 260 "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including warrants and stock options, using the treasury stock method, and convertible notes, convertible preferred stock, using the if-converted method.
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

STATIONDIGITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

We account for our development costs in accordance with ASC 350-50-25, which sets forth the appropriate method of accounting for each of the five stages of website development. The costs incurred during the planning stage were expensed as incurred; the costs incurred for activities during the website application and infrastructure development stage were capitalized in accordance with ASC 350-40; costs incurred during the graphics development stage were capitalized for costs that were for the creation of initial graphics for the website, subsequent updates to the initial graphics were expensed as incurred, unless they provided additional functionality; costs incurred during the content development stage were expensed as incurred unless they were for the integration of a database with our website, which were capitalized; and generally, the costs incurred during the operating stage have been expensed as incurred.

Capitalized amounts are amortized over the useful life of the related application.

STATIONDIGITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

Website Development Costs

Costs incurred to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the asset if certain criteria are met. Costs related to preliminary project activities and post implementation activities are expensed as incurred. We evaluate the costs incurred during the application development stage of website development to determine whether the costs meet the criteria for capitalization. As of September 30, 2014 and December 31, 2013, we had approximately $170,119 and $229,884, respectively, of capitalized internal use software and website development costs, net of accumulated amortization. These costs are being amortized over their three year estimated useful lives. For the three month period ended September 30, 2014 and 2013, the Company recorded amortization expense of $20,922 and $0, respectively. For the nine month period ended September 30, 2014 and 2013, the Company recorded amortization expense of $62,765 and $0, respectively.

Derivative Financial Instruments

The Company has executed convertible notes and warrants that are deemed derivative financial instruments and are accounted for according to Financial Accounting Standards Board's ("FASB") Accounting Standards Codification's ("ASC") 815 "Derivatives and Hedging". Derivative financial instruments are assessed both at inception and quarterly thereafter to ensure they are effective in offsetting changes in the cash flows of the related underlying exposures; the effective portion of the change in fair value of the derivative instruments are reported as a component of "Other income (expense)" and reclassified into earnings in the period during which the transaction affects earnings.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

The Company follows ASC Topic 505-50, formerly EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services," for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.

Recent Accounting Pronouncements

Company management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

STATIONDIGITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Note 2 – Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. From inception (November 14, 2012) through September 30, 2014, the Company has an accumulated deficit of $13,105,885. The continuation of the Company as a going concern is dependent upon the continued financial support from its lenders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Property and Equipment

Property and equipment consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Computer & office equipment	$41,447	$3,835
Computer software	41,113	41,113
Property & Equipment, Total	82,560	44,948
Less accumulated depreciation	14,321	3,083
Property & Equipment, Net	$68,239	$41,865

Depreciation expense during the Three Months Ended September 30, 2014, the Three Months Ended September 30, 2013, the Nine Months Ended September 30, 2014 and the Nine Months Ended September 30, 2013 was $3,746, $116, $11,237 and $332, respectively.

Note 4 - Related Party Transactions

As of September 30, 2014 and December 31, 2013, the Company's Founder and former Chief Executive Officer was indebted to the Company in the amounts of $140 and $4,045, respectively.

As of September 30, 2014 and December 31, 2013, the Company's Chief Executive Officer was indebted to the Company in the amounts of $9,958 and $0, respectively.

As of September 30, 2014 and December 31, 2013, CloudWebStore was indebted to the Company in the amounts of $883,761 and $467,789, respectively, which is non-interest bearing, unsecured, and due on demand.  The Company's Founder and former Chief Executive Officer is also the Chief Executive Officer and majority shareholder of CloudWebStore.

STATIONDIGITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

As of September 30, 2014 and December 31, 2013, CloudWebMall was indebted to the Company in the amounts of $6,942 and $600, respectively, which is non-interest bearing, unsecured, and due on demand.  The Company's Founder and former Chief Executive Officer is also the Chief Executive Officer and majority shareholder of CloudWebMall.

As of September 30, 2014 and December 31, 2013, the Company was indebted to GoldenHeart Holdings in the amounts of $0 and $5,676,478, respectively, which is non-interest bearing due upon the Company generation of more than $500,000 of gross revenue in any given month, upon resignation or termination of Tim Roberts (former CEO, now employee) with or without cause and in any event due no later than May 15, 2016, and unsecured.  The Company's Founder and former Chief Executive Officer is also the Chief Executive Officer and majority shareholder of GoldenHeart Holdings.

As of September 30, 2014 and December 31, 2013, the Company was indebted to GHH Commerce in the amounts of $0 and $416,183, respectively, which is non-interest bearing, unsecured, and due on demand.  The Company's Founder and former Chief Executive Officer is also the Chief Executive Officer and majority shareholder of GHH Commerce.

On May 15, 2014, the Company entered into a Master Services Agreement with CloudWebStore for CloudWebStore to develop a tailored and branded eStore for the Company to sell and distribute a variety of digital and physical products. The term of the Agreement is for One Hundred Twenty (120) months and, pursuant to the Agreement, the Company will receive twenty percent (20%) of Net Revenue generated from sales of Products via the eStore. In addition, the Company is required to pay a development fee of One Million Dollars ($1,000,000) to CloudWebStore on or before December 31, 2014.  The Company's Founder and former Chief Executive Officer is also the Chief Executive Officer and majority shareholder of CloudWebStore.  Costs incurred to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the asset if certain criteria are met. Costs related to preliminary project activities and post implementation activities are expensed as incurred. We evaluate the costs incurred during the application development stage of website development to determine whether the costs meet the criteria for capitalization. As of September 30, 2014 and December 31, 2013, we had approximately $0 and $0, respectively, of capitalized internal use software and website development costs specific to the eStore being developed pursuant to the Master Services Agreement with CloudWebStore, net of accumulated amortization. These costs are being amortized over their three year estimated useful lives. As of September 30, 2014 and September 30, 2013, the Company recorded amortization expense of $0 and $0, respectively.

Note 5 - Convertible Promissory Notes

On June 30, 2014, the Company borrowed $500,000 under a convertible senior secured note.  The note accrues interest at the rate of 12%, is due on March 31, 2015 and was convertible at the holder's option into like securities of the Company's next offering at the greater of a 30% discount to such offering price or $0.50 per share.  On August 26, 2014, the note was amended and is convertible at the holder's option into like securities of the Company's next offering at the lesser of a 30% discount to such offering price or $0.45 per share.  The note is secured by a security interest in all of the Company's assets.  In connection with the issuance of the note, the Company also issued warrants to the Holder to purchase 500,000 shares of the Company's common stock at an exercise price equal to the greater of 70% of the price of the common stock in the subsequent offering or $0.50 per share, which warrant shall expire five years after the date of issuance.  On August 26, 2014, the warrants were amended for the Holder to purchase 500,000 shares of the Company's common stock at an exercise price equal to the lesser of 70% of the price of the common stock in the subsequent offering or $0.45 per share.  In accordance with ASC 470-50, the modification of non cash terms had a fair value that was greater than 10% of the non cash terms of the modified agreement. Accordingly the modification was accounted for as extinguishment of debt. The new debt instrument was initially recorded at fair value, and that amount used to determine the debt extinguishment gain or loss to be recognized and the effective rate of the new instrument. The Company recognized a gain of $8,304 based on modification.  The Company evaluated the modified terms of the convertible note and warrants under FASB ASC 815 and determined that the convertible note and warrants require derivative accounting treatment, which resulted in recognizing a discount of $462,763 on the note which is being amortized over the life of the note and derivative liability in the amount of $484,075 as of September 30, 2014.

STATIONDIGITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

On July 7, 2014, the Company borrowed $15,000 under a 10% convertible promissory note, which is payable July 7, 2015 and entitles the note holder to convert the amount of the note into shares of stock at a per share price of $0.20. On July 7, 2014, the entire amount of the note was converted at a per share price of $0.20. The Company recognized no gain or loss on the conversion.

On July 23, 2014, the Company borrowed $75,000 under an original issue discount promissory note, which is payable October 23, 2014 in the amount of $82,500 and has been paid in full.

On August 15, 2014, the Company borrowed $100,000 under a convertible senior secured note.  The note accrues interest at the rate of 12%, is due on May 15, 2015 and is convertible at the holder's option into like securities of the Company's next offering at the lesser of a 30% discount to such offering price or $0.45 per share.  The note is secured by a security interest in all of the Company's assets.  In connection with the issuance of the note, the Company also issued warrants to the Holder to purchase 100,000 shares of the Company's common stock at an exercise price equal to the lesser of 70% of the price of the common stock in the subsequent offering or $0.45 per share, which warrant shall expire five years after the date of issuance.  The Company evaluated the terms of the convertible note and warrants under FASB ASC 815 and determined that the convertible note and warrants require derivative accounting treatment which resulted in recognizing a discount of $34,487 on the note which is being amortized over the life of the note and derivative liability in the amount of $96,815 as of September 30, 2014.

On August 26, 2014, the Company borrowed $25,000 under a convertible senior secured note.  The note accrues interest at the rate of 12%, is due on May 26, 2015 and is convertible at the holder's option into like securities of the Company's next offering at the lesser of a 30% discount to such offering price or $0.45 per share.  The note is secured by a security interest in all of the Company's assets.  In connection with the issuance of the note, the Company also issued warrants to the Holder to purchase 25,000 shares of the Company's common stock at an exercise price equal to the lesser of 70% of the price of the common stock in the subsequent offering or $0.45 per share, which warrant shall expire five years after the date of issuance.  The Company evaluated the terms of the convertible note and warrants under FASB ASC 815 and determined that the convertible note and warrants require derivative accounting treatment which resulted in recognizing a discount of $9,787 on the note which is being amortized over the life of the note and derivative liability in the amount of $29,340 as of September 30, 2014.

STATIONDIGITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

On August 26, 2014, the Company borrowed $25,000 under a convertible senior secured note.  The note accrues interest at the rate of 12%, is due on May 26, 2015 and is convertible at the holder's option into like securities of the Company's next offering at the lesser of a 30% discount to such offering price or $0.45 per share.  The note is secured by a security interest in all of the Company's assets.  In connection with the issuance of the note, the Company also issued warrants to the Holder to purchase 25,000 shares of the Company's common stock at an exercise price equal to the lesser of 70% of the price of the common stock in the subsequent offering or $0.45 per share, which warrant shall expire five years after the date of issuance.  The Company evaluated the terms of the convertible note and warrants under FASB ASC 815 and determined that the convertible note and warrants require derivative accounting treatment which resulted in recognizing a discount of $9,787 on the note which is being amortized over the life of the note and derivative liability in the amount of $29,340 as of September 30, 2014.

On September 25, 2014, the Company borrowed $12,500 under a convertible senior secured note.  The note accrues interest at the rate of 12%, is due on June 25, 2015 and is convertible at the holder's option into like securities of the Company's next offering at the lesser of a 30% discount to such offering price or $0.45 per share.  The note is secured by a security interest in all of the Company's assets.  In connection with the issuance of the note, the Company also issued warrants to the Holder to purchase 12,500 shares of the Company's common stock at an exercise price equal to the lesser of 70% of the price of the common stock in the subsequent offering or $0.45 per share, which warrant shall expire five years after the date of issuance.  The Company evaluated the terms of the convertible note and warrants under FASB ASC 815 and determined that the convertible note and warrants require derivative accounting treatment which resulted in recognizing a discount of $12,156 on the note which is being amortized over the life of the note and derivative liability in the amount of $12,155 as of September 30, 2014.

On September 25, 2014, the Company borrowed $25,000 under a convertible senior secured note.  The note accrues interest at the rate of 12%, is due on June 25, 2015 and is convertible at the holder's option into like securities of the Company's next offering at the lesser of a 30% discount to such offering price or $0.45 per share.  The note is secured by a security interest in all of the Company's assets.  In connection with the issuance of the note, the Company also issued warrants to the Holder to purchase 25,000 shares of the Company's common stock at an exercise price equal to the lesser of 70% of the price of the common stock in the subsequent offering or $0.45 per share, which warrant shall expire five years after the date of issuance.  The Company evaluated the terms of the convertible note and warrants under FASB ASC 815 and determined that the convertible note and warrants require derivative accounting treatment which resulted in recognizing a discount of $24,312 on the note which is being amortized over the life of the note and derivative liability in the amount of $24,311 as of September 30, 2014.

On September 25, 2014, the Company borrowed $50,000 under a convertible senior secured note.  The note accrues interest at the rate of 12%, is due on June 25, 2015 and is convertible at the holder's option into like securities of the Company's next offering at the lesser of a 30% discount to such offering price or $0.45 per share.  The note is secured by a security interest in all of the Company's assets.  In connection with the issuance of the note, the Company also issued warrants to the Holder to purchase 50,000 shares of the Company's common stock at an exercise price equal to the lesser of 70% of the price of the common stock in the subsequent offering or $0.45 per share, which warrant shall expire five years after the date of issuance.  The Company evaluated the terms of the convertible note and warrants under FASB ASC 815 and determined that the convertible note and warrants require derivative accounting treatment which resulted in recognizing a discount of $48,623 on the note which is being amortized over the life of the note and derivative liability in the amount of $48,623 as of September 30, 2014.

STATIONDIGITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

On September 25, 2014, the Company borrowed $100,000 under a convertible senior secured note.  The note accrues interest at the rate of 12%, is due on June 25, 2015 and is convertible at the holder's option into like securities of the Company's next offering at the lesser of a 30% discount to such offering price or $0.45 per share.  The note is secured by a security interest in all of the Company's assets.  In connection with the issuance of the note, the Company also issued warrants to the Holder to purchase 100,000 shares of the Company's common stock at an exercise price equal to the lesser of 70% of the price of the common stock in the subsequent offering or $0.45 per share, which warrant shall expire five years after the date of issuance.  The Company evaluated the terms of the convertible note and warrants under FASB ASC 815 and determined that the convertible note and warrants require derivative accounting treatment which resulted in recognizing a discount of $97,247 on the note which is being amortized over the life of the note and derivative liability in the amount of $97,247 as of September 30, 2014.

Note 6 -  Equity

 (A) Stock Issued for Cash

On August 21, 2014, the Company issued 295,000 shares of restricted common stock for $59,000 ($0.20 per share).

(B) Stock Issued for Services

On July 31, 2014, the Company issued 25,000 shares of restricted common stock to the Company's Chief Executive Officer for services with a fair value of $5,000 ($0.20 per share).

On August 19, 2014, the Company issued 100,000 shares of restricted common stock to an advisor for services with a fair value of $20,000 ($0.20 per share).

On August 19, 2014, the Company issued 100,000 shares of restricted common stock to an advisor for services with a fair value of $20,000 ($0.20 per share).

On August 19, 2014, the Company issued 100,000 shares of restricted common stock to an advisor for services with a fair value of $20,000 ($0.20 per share).

STATIONDIGITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

On August 19, 2014, the Company issued 100,000 shares of restricted common stock to an advisor for services with a fair value of $20,000 ($0.20 per share).

On August 19, 2014, the Company issued 100,000 shares of restricted common stock to an advisor for services with a fair value of $20,000 ($0.20 per share).

On August 19, 2014, the Company issued 300,000 shares of restricted common stock to an advisor for services with a fair value of $60,000 ($0.20 per share).

On August 20, 2014, the Company issued 250,000 shares of restricted common stock for services to a consultant having a fair value of $50,000 ($0.20 per share).

On August 25, 2014, the Company issued 150,000 shares of restricted common stock for services to a consultant having a fair value of $30,000 ($0.20 per share).

On August 25, 2014, the Company issued 350,000 shares of restricted common stock to the Company's Chief Operating Officer for services with a fair value of $140,000 ($0.40 per share).

On August 27, 2014, the Company issued 50,000 shares of restricted common stock for services to a consultant having a fair value of $10,000 ($0.20 per share).

On August 31, 2014, the Company issued 25,000 shares of restricted common stock to the Company's Chief Executive Officer for services with a fair value of $5,000 ($0.20 per share).

On September 23, 2014, the Company issued 250,000 shares of restricted common stock for services to a consultant having a fair value of $62,500 ($0.25 per share).

On September 24, 2014, the Company issued 100,000 shares of restricted common stock for services to a consultant having a fair value of $35,000 ($0.35 per share).

On September 25, 2014, the Company issued 50,000 shares of restricted common stock for services to a consultant having a fair value of $20,000 ($0.40 per share).

On September 25, 2014, the Company issued 380,000 shares of restricted common stock for services to a consultant having a fair value of $152,000 ($0.40 per share).

On September 30, 2014, the Company issued 25,000 shares of restricted common stock to the Company's Chief Executive Officer for services with a fair value of $5,000 ($0.20 per share).

 (C) Stock Issued for Conversion of Notes Payable

On July 7, 2014, the Company issued 75,000 shares of common stock to convert a note payable with a fair value of $15,000 ($0.20 per share). The Company recognized no gain or loss on the conversion of this note.

STATIONDIGITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

On September 4, 2014, the Company issued 2,650,000 shares of common stock to convert a note payable with a fair value of $2,611,446 ($0.985 per share). The Company recognized an increase in additional paid-in capital of $1,922,446 on the conversion of this note.

(D) Stock Issued for Conversion of Related Party Payable

On September 4, 2014, the Company issued 350,000 shares of common stock to convert a related party payable with a fair value of $356,025 ($1.017 per share). The Company recognized an increase in additional paid-in capital of $265,025 on the conversion of this note.

(E) Stock Split

On April 23, 2014, the Company effected a forward split such that 17.6471 shares of common stock and preferred stock were issued for every 1 share of common stock and preferred stock issued and outstanding immediately prior to the Amendment.  On August 20, 2014, the Financial Industry Regulatory Authority (FINRA) approved the Company's forward stock split with a record date of August 21, 2014 and a payment date of August 22, 2014.

(F) Stock Options and Warrants

The following is a summary of the common stock options granted, forfeited or expired and exercised:

		Weighted Average
	Number of	Exercise Price
	Options/Warrants	Per Share
Outstanding - January 1, 2014	-	$-
Granted	1,337,500	$0.36
Forfeited or expired	-	$-
Exercised	-	$-
Outstanding- September 30, 2014	1,337,500	$0.36
Exercisable - September 30, 2014	1,337,500	$0.36

The following table summarizes information on stock options exercisable as of September 30, 2014:
	Number	Average
	Outstanding	Remaining	Aggregate
Exercise	at	Life	Intrinsic
Price	September 30, 2014	(Years)	Vaue

$0.28	837,500	4.93	$100,500
$0.50	500,000	2.51	$-

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
Leases
On June 30, 2014, the Company executed a lease for 13,268 square feet of office space in St. Louis, Missouri (effective July 5, 2014) under an operating lease that expires in 2021. Minimum future rental payments under the lease are as follows:
Year Ending December 31,	$
2014		34,773
2015		302,458
2016		417,279
2017		417,279
2018		417,279
Thereafter		1,019,281

		$2,608,349

The lease provides for no renewal option. Rent expense for the three months ended September 30, 2014, the three months ended September 30, 2013, the nine months ended September 30, 2104 and the nine months ended September 30, 2013 were $48,947, $0, $48,947 and $0, respectively.

STATIONDIGITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
Note 8 - Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 19, 2014, the date the financial statements were issued.

Convertible Promissory Notes

On November 7, 2014, the Company borrowed $1,000,000 under a convertible senior secured note.  The note accrues interest at the rate of 15%, is due on August 7, 2015 and is convertible at the holder's option into like securities of the Company's next offering at the lesser of a 30% discount to such offering price or $0.45 per share.  The note is secured by a security interest in all of the Company's assets.  In connection with the issuance of the note, the Company also issued warrants to the Holder to purchase 2,000,000 shares of the Company's common stock at an exercise price equal to the lesser of 70% of the price of the common stock in the subsequent offering or $0.45 per share, which warrant shall expire five years after the date of issuance.  The Company will evaluate the terms of the convertible note and warrants under FASB ASC 815 if determine if the convertible note and warrants require derivative accounting treatment.

On November 7, 2014, the Company entered into an agreement with all investors that participated in the private offerings of 12% senior secured convertible notes and warrants to purchase shares of common stock of the Company.  Pursuant to the Amendment, certain terms of the 12% Notes and Warrants were amended such that the interest rate of the 12% Notes increased to 15%, the term "Qualified Financing" was redefined to mean an equity or convertible equity financing by the Company after the completion of the Notes and the number of warrant shares was amended to equal two shares of common stock of the Company per one dollar invested.

Stock Issued for Services

On November 18, 2014, the Company issued 100,000 shares of restricted common stock to the Company's Chief Executive Officer for services with a fair value of $41,000 ($0.41 per share).

On November 18, 2014, the Company issued 140,000 shares of restricted common stock to the Company's Chief Operating Officer for services with a fair value of $57,400 ($0.41 per share).

On November 18, 2014, the Company issued 150,000 shares of restricted common stock to an employee for services with a fair value of $61,500 ($0.41 per share).

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

On April 23, 2014, the Company effected a forward split such that 17.6471 shares of common stock and preferred stock were issued for every 1 share of common stock and preferred stock issued and outstanding immediately prior to the Amendment.  On August 20, 2014, the Financial Industry Regulatory Authority (FINRA) approved the Company's forward stock split with a record date of August 21, 2014 and a payment date of August 22, 2014.

Comparison of Three Months Ended September 30, 2014 and 2013

Revenue

For the three months ended September 30, 2014 and the three months ended September 30, 2013,  the Company generated revenue of $8,442 and $712, respectively.

Cost of Revenue

For the three months ended September 30, 2014 and the three months ended September 30, 2013, the Company incurred cost of revenue of $58,884 and $148,077, respectively.

Operating Expenses

For the three months ended September 30, 2014 and the three months ended September 30, 2013, the Company incurred operating expenses in the amount of $1,634,254 and $465,786,  respectively. These operating expenses were comprised of product development costs, advertising, marketing, payroll, office and general expenses.

Other Expenses

For the three months ended September 30, 2014 and the three months ended September 30, 2013,  the Company realized net other expense of $236,002 and $0, respectively.
Net Loss

The Company incurred a net loss of $1,920,698 for the three months ended September 30, 2014, compared with a net loss of $613,151 for the three months ended September 30, 2013
Comparison of Nine Months Ended September 30, 2014 and 2013

Revenue

For the nine months ended September 30, 2014 and the nine months ended September 30, 20103, the Company generated revenue of $64,003 and $712, respectively.

Cost of Revenue

For the nine months ended September 30, 2014 and the nine months ended September 30, 2013, the Company incurred cost of revenue of $520,023 and $373,167, respectively.

Operating Expenses

For the nine months ended September 30, 2014 and the nine months ended September 30, 2013, the Company incurred operating expenses in the amount of $6,417,317 and $591,672, respectively. These operating expenses were comprised of product development costs, advertising, marketing, payroll, office and general expenses.

Other Expense

For the nine months ended September 30, 2014 and the nine months ended September 30, 2013,  the Company realized net other expense of $251,660 and $0, respectively.

Net Loss

The Company incurred a net loss of $7,124,997 for the nine months ended September 30, 2014, compared with a net loss of $964,127 for the nine months ended September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2104, the Company had $32,129 cash on hand. Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.

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

Based on this evaluation, our CEO and CFO concluded that as of September 30, 2014, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The conclusion was due to the presence of the following material weaknesses in disclosure controls and procedures due to our small size and limited resources: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC Guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2014, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issued for Cash

On August 21, 2014, the Company issued 295,000 shares of restricted common stock for $59,000 ($0.20 per share).

Stock Issued for Services

On July 31, 2014, the Company issued 25,000 shares of restricted common stock to the Company's Chief Executive Officer for services with a fair value of $5,000 ($0.20 per share).

On August 19, 2014, the Company issued 100,000 shares of restricted common stock to an advisor for services with a fair value of $20,000 ($0.20 per share).

On August 19, 2014, the Company issued 100,000 shares of restricted common stock to an advisor for services with a fair value of $20,000 ($0.20 per share).

On August 19, 2014, the Company issued 100,000 shares of restricted common stock to an advisor for services with a fair value of $20,000 ($0.20 per share).

On August 19, 2014, the Company issued 100,000 shares of restricted common stock to an advisor for services with a fair value of $20,000 ($0.20 per share).

On August 19, 2014, the Company issued 100,000 shares of restricted common stock to an advisor for services with a fair value of $20,000 ($0.20 per share).

On August 19, 2014, the Company issued 300,000 shares of restricted common stock to an advisor for services with a fair value of $60,000 ($0.20 per share).

On August 20, 2014, the Company issued 250,000 shares of restricted common stock for services to a consultant having a fair value of $50,000 ($0.20 per share).

On August 25, 2014, the Company issued 150,000 shares of restricted common stock for services to a consultant having a fair value of $30,000 ($0.20 per share).

On August 25, 2014, the Company issued 350,000 shares of restricted common stock to the Company's Chief Operating Officer for services with a fair value of $140,000 ($0.40 per share).

On August 27, 2014, the Company issued 50,000 shares of restricted common stock for services to a consultant having a fair value of $10,000 ($0.20 per share).

On August 31, 2014, the Company issued 25,000 shares of restricted common stock to the Company's Chief Executive Officer for services with a fair value of $5,000 ($0.20 per share).

On September 23, 2014, the Company issued 250,000 shares of restricted common stock for services to a consultant having a fair value of $62,500 ($0.25 per share).

On September 24, 2014, the Company issued 100,000 shares of restricted common stock for services to a consultant having a fair value of $35,000 ($0.35 per share).

On September 25, 2014, the Company issued 50,000 shares of restricted common stock for services to a consultant having a fair value of $20,000 ($0.40 per share).

On September 25, 2014, the Company issued 380,000 shares of restricted common stock for services to a consultant having a fair value of $152,000 ($0.40 per share).

On September 30, 2014, the Company issued 25,000 shares of restricted common stock to the Company's Chief Executive Officer for services with a fair value of $5,000 ($0.20 per share).

Stock Issued for Conversion of Notes Payable

On July 7, 2014, the Company issued 75,000 shares of common stock to convert a note payable with a fair value of $15,000 ($0.20 per share). The Company recognized no gain or loss on the conversion of this note.

On September 4, 2014, the Company issued 2,650,000 shares of common stock to convert a note payable with a fair value of $2,611,446 ($0.985 per share). The Company recognized an increase in additional paid-in capital of $1,922,446 on the conversion of this note.

Stock Issued for Conversion of Related Party Payable

On September 4, 2014, the Company issued 350,000 shares of common stock to convert a related party payable with a fair value of $356,025 ($1.017 per share). The Company recognized an increase in additional paid-in capitalof $265,025 on the conversion of this note.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibit Index

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Presentation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 26, 2014
             /s/ Louis Rossi
            Name: Louis Rossi
            Title: Chairman, Chief Executive Officer
            (Principal Executive Officer)

            /s/ Steven Marr
            Name: Steven Marr
            Title: Chief Financial Officer
            (Principal Financial Officer)
            (Principal Accounting Officer)