Form 10-K
period 2014-12-31
STATIONDIGITAL CORP
filed 2015-05-29
CIK 1449097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

Commission File Number 000-51427

STATIONDIGITAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	26-3062327
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Highlands Plaza Two, 5700 Oakland Ave, #200 St. Louis, Missouri	63110	(855) 782-8466
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2014, based on the closing sales price of the common stock as quoted on the Over-the-Counter Bulletin Board was $1,768,045.88. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of May 27, 2015, there were 84,785,827 shares of registrant’s common stock outstanding.

PART I

ITEM 1.	BUSINESS.

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K.  Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Factors” below, as well as those discussed elsewhere in this Annual Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Company Overview

StationDigital (“we,” “us,” the “Company,” or “StationDigital”) is a multimedia digital broadcast company that offers free music streaming for millions of songs. StationDigital features both genre-based and artist-based music discovery stations to suit an endless variety of musical tastes, and a personal recommendation service to its more than three million users - all available both online and through its iOS and Android mobile apps.

Our StationDigital Listener Rewards Program is designed to incentivize our users to play an active part in the growth of our customer base and brand. The StationDigital Listener Rewards Program allows our registered users to earn rewards points when they listen to StationDigital on the Internet or through our mobile apps, and every time they share StationDigital with friends through social media. Rewards points can be redeemed through the StationDigital online superstore for a variety of physical or digital merchandise designed to appeal to users of all kinds.

StationDigital is guided by the ambition to be the first free Internet radio platform to evolve into a comprehensive digital media broadcast platform, available on any device, anywhere, anytime. To that end, StationDigital intends to steadily add music videos, movies, television programming, specialty programming and video games to our platform of digital media and entertainment which will be available to our users at all times. We intend our rewards program to extend to each additional digital media offering on the StationDigital platform.

The StationDigital mobile app is now available for both iTunes and Android. We expect the mobile app will soon be available in the other app stores, with the ultimate goal of increasing our reach to 100% of the mobile devices in use. Mobility is at the heart of our growing listener base in internet radio, and our marketing efforts are expanding beyond our browser focused initiatives and into a series of highly targeted mobile ad campaigns across multiple ad platforms with the goal of aggressively promoting brand recognition and increasing mobile app installs of StationDigital.

Additionally, as the markets for digital media consumption expand beyond laptops and mobile devices to the living room and the car, StationDigital intends to compete for those consumers as well.

Corporate History

StationDigital Corporation is a Delaware corporation formed on July 22, 2008 under the name Alarming Devices, Inc. (“Alarming Devices”). The Company was originally incorporated in the State of Nevada.

Steel Pier Capital Advisors Purchase Agreement

On April 23, 2014, SDIG, Inc., a Delaware corporation, consummated a Stock Purchase Agreement, as amended and originally entered into on March 12, 2014 (the “Purchase Agreement”) with Steel Pier Capital Advisors, LLC (“Steel Pier”) whereby for the purchase price of $100,000, SDIG, Inc. acquired from Steel Pier 4,805,067 shares of Alarming Devices’s common stock (the “Shares”). The acquisition of the Shares, which represented approximately 90% of Alarming Devices’s issued and outstanding shares of common stock, resulted in a change in control of Alarming Devices.

Merger between SDIG Inc. and Alarming Devices

On April 23, 2014, Alarming Devices and SDIG, Inc. entered into and consummated an Agreement and Plan of Merger (the “Merger Agreement”) whereby SDIG, Inc. merged with and into Alarming Devices. In conjunction with the merger, Alarming Devices changed its corporate name to “StationDigital Corporation.”

Pursuant to the Merger Agreement, SDIG, Inc. merged with Alarming Devices for approximately 3,400,000 shares of common stock (on a pre-Split basis) and 56 shares of a newly-created Series A Preferred Stock.

Also in connection with the Merger Agreement, Alarming Devices authorized an amendment to its Articles of Incorporation (the “Amendment”) to (i) to increase the number of its authorized shares of capital stock from 75,000,000 to 510,000,000 shares of which 500,000,000 shares were designated common stock, par value $0.001 per share (the “Common Stock”) and 10,000,000 shares were designated “blank check” preferred stock, par value $0.001 per share (the “Preferred Stock”) and (ii) to authorize a forward stock split such that 17.6471 shares of Common Stock and Preferred Stock were issued for every one (1) share of Common Stock and Preferred Stock issued and outstanding immediately prior to the Amendment (the “Split”). Further, the By-laws were amended to change the fiscal year end from August 31 to December 31 to better align the fiscal periods with that of StationDigital’s business.

SDIG, Inc. was a privately held company incorporated in the State of Missouri on November 14, 2012 as “StationDigital LLC.” On November 18, 2013, the company converted into a corporation and changed its company name to “StationDigital, Inc.,” then redomiciled in the State of Delaware as “SDIG, Inc.”

Our Business

StationDigital is building an Internet Radio service intended to move the Internet radio service industry towards an ad-supported, free to consumer, total digital media broadcast platform.

StationDigital believes that consumers are looking for convenience and selection in a free, ad-supported platform that supports all digital media - from eBooks, to music, to movies and TV - all in one spot, and not just music. This is the platform that StationDigital is attempting to build.

The current market leaders in Internet radio have focused all of their product designs on music alone and currently do not offer other digital media on their systems as ad-supported products.

StationDigital believes that, for the Internet radio platform to remain relevant and attractive to its user base, it must quickly evolve into a media marketplace that offers not only music, but movies, TV, and books, for free, and in an ad-supported environment. StationDigital is guided by this vision above all others, and is working towards integrating suppliers of other digital media properties into our platform for public consumption, from music videos, to globally popular demographic programming and video games.

We believe the current market leaders in Internet radio have outdated systems built on legacy technology and high SGA costs, to which they are structurally committed by their earlier architecture and first to market position, which limit their efficiency and restrict their technical automation capabilities to cross-merchandise their customer base and maximize revenues. We feel StationDigital was designed to be free from such limitations, and to be versatile enough to address areas of growth and to seize opportunities to capture market share in future and emerging digital media distribution markets, as well as maximize potential revenue streams by automated cross merchandising initiatives which we intend to monetize through StationDigital’s online store.

Our Vision

StationDigital was launched in 2013 with the intent to quickly achieve critical mass in the Internet radio/music discovery segment of the consumer Internet, a rapidly expanding market whose commercial viability has already been clearly established by large industry incumbents. We believe the evolution and expansion of Internet radio service has been mainly fueled, to this point, by its competitive advantages over traditional broadcast radio – essentially the end user interface, discovery, personalization, and selectivity that Internet radio intrinsically offers which terrestrial broadcast radio simply can never match due to its fundamental technological limitations.

This behavioral preference by consumers for intelligent, personalized Internet radio over the passive reception model of traditional broadcast radio was evident from the beginning, with the advent Internet radio in a purely browser based, website environment. Even then, the obvious benefits of Internet radio streamed from a desktop or laptop were sufficient to draw millions of users away from their old radio listening habits and into the new world of personalized Internet radio.

However, with the arrival of the smart phone, a paradigm shift was underway which would permanently alter, on a much broader scale, consumer behavior in radio listening because of the combination of mobility, music quality, end user intelligence and personalization that these new mobile devices enabled.

StationDigital believes that Internet radio platforms still offer room for potentially successful new entrants to establish and build brand recognition and dedicated user bases by offering a distinctive and focused product with a competitive value proposition.

Products

Music

Our Music Song and Video Discovery Platform allows consumers to build stations based on keywords searches like Artist, Album, Genre, Mood, Trending, User Favorites, and User Top Station. Our play listing system allows for the easy creation of stations and allows users to discover new music. Traditional radio station models of buying physical music and having DJ’s play the same music over and over is not what users want today. We believe they desire a passive system, such as ours which is smart and learns from both their behaviors and other users with similar tastes, and introduces them to music they probably would never have found, otherwise.

We cover a significant percentage of the global music track catalog and metadata to support having a robust consumer experience with tour dates, tickets, lyrics, discography, release dates and more.

TV Shows and Previews

We are attempting to offer a TV show platform with a Cloud DVR and an interactive TV Guide, which will allow you to watch primetime TV on Internet connected devices. We intend for the TV play listing system to work just like the music play listing system and allow consumers to find TV shows that are based on user behaviors and similar shows.

Movies and Movie Previews

We are also designing a Movie platform to offer a Cloud DVR with on-demand access to the top movies available and allow you to watch on Internet connected devices. We intend for the Movie play listing system to work just like the music play listing system and allow consumers to find Movies that are based on user behaviors and similar shows.

StationDigital’s Online Superstore E-Commerce

StationDigital intends to have a robust e-commerce platform, which will be integrated into our free to consumer ad supported system, allowing consumers to earn rewards as they listen and redeem their rewards for discounts on products purchased through the e-commerce system. We intend to have an automated merchandising system in our e-commerce system so that, based on user behaviors and cookies, we can populate merchandise based on what their user behavior dictates.

Direct Publishing for Artists

StationDigital intends to deploy a system which allows artists and content owners to publish their content to our mass audience and allow content owners to setup licensing rights and digital rights management with a turn-key solution, enabling them to bypass legacy channels and, as a result, increase their revenue.

Company Growth Strategy

Marketing Campaign

StationDigital launched its Internet radio service in September 2013 with two significant disadvantages to our competitors – an almost non-existent user base and very little brand recognition. First, we launched our website and secured a valuable marketing partnership with Google, enabling us to drive more than 4 million unique visitors to stationdigital.com in our first two months of existence. This was invaluable to StationDigital, allowing us to build brand awareness and generate traffic at an early stage.

Shortly afterward, in November 2013, we published our StationDigital mobile apps for iOS and Android in both iTunes and Google Play. We feel this was the real completion of our launch because the Internet radio market is predominantly driven by mobile listening and we expect the vast majority of our present and future listener base to come from mobile devices.

We then focused our significant marketing initiatives into aggressively acquiring as many mobile installs of our apps and as many mobile users of our service as we could. We have focused entirely on the Android and iOS markets for mobile device customers because these two markets alone account for a significant percentage of all mobile device installs in Internet radio. We believe that, with our limited development resources, developing applications for the other mobile platforms (i.e., Blackberry and Windows) would be an inefficient use of our tech team’s time and effort. We believe that we can build a very successful mobile listener base, through 2014 and beyond, in the Android and iOS markets alone.

We were able to negotiate, after much time and study, several early marketing partnerships that enabled us to develop a creative message, distribute it through dozens of ad exchanges and begin to acquire a significant installed base of mobile users of StationDigital.

As of March 2014, we had an installed base of more than 250,000 mobile users of StationDigital between the Android and iOS apps, and we intend to significantly increase our rate of growth in both markets through our current acquisition strategy.

Marketing Approach

We are executing a two pronged approach for the dissemination of our product and brand to potential customers.

The two pronged approach is as follows:

1)	Direct Digital Marketing – To acquire regular and loyal customers directly by capturing click-throughs, mobile app installs and building an expanding base of registered users who participate in our Listener Rewards program.

2)	Channel Partner Marketing – to build a pipeline of potential customers by partnering with leading developer platforms to feature StationDigital’s product on their platforms, in an effort to expand our reach, build brand recognition and increase our customer base through the relationships these partnerships may provide without incurring direct marketing costs.

Additionally, StationDigital is focused on the evolving science of driving user acquisition and building substantial listening hours at the greatest cost efficiencies that we can achieve. This underlying directive will inform many of our marketing structural initiatives and will ultimately determine what specific mix of marketing campaigns or projects in which we will choose to invest.

Competition

Our competitors include terrestrial radio providers such as CBS and Clear Channel, satellite radio providers such as SiriusXM, online radio providers such as Pandora and iHeartRadio and subscription online on-demand music providers such as RDIO, Rhapsody and Spotify.

We also compete for listeners on the basis of our presence and visibility, as compared with other businesses and software that deliver audio and other content through the Internet, mobile devices and consumer products. We face significant competition for listeners from companies promoting their own digital music and content online or through application stores, including several large, well-funded and seasoned participants in the digital media market. Search engines, such as Google, and mobile device application stores, such as the iTunes Store, rank responses to search queries based on the popularity of a website or mobile application, as well as other factors that are outside of our control.

Government Regulation

Traditional radio stations are heavily regulated by the U.S. Federal Communications Commission (“FCC”). These same regulations do not currently apply to Internet radio for a variety of reasons including the non-use of regulated air waves and circumstances unique to the Internet. While the Company does not anticipate stringent regulation by the FCC, there are no assurances that the FCC or an equivalent governmental agency will not install stringent regulations on Internet radio.

Employees

As of May 27, 2015, the Company has no full time employees outside of our management team. We believe our relationships with our independent contractors and consultants are good.  None of are represented by labor unions and we are not a party to any collective bargaining agreement.

ITEM 1A.	RISK FACTORS.

RISK FACTORS ASSOCIATED WITH OUR BUSINESS

We have inadequate capital and need for additional financing to accomplish our business and strategic plans.

We have very limited funds, and such funds are not adequate to develop our current business plan. Our ultimate success may depend on our ability to raise additional capital. In the absence of additional financing or significant revenues and profits, we will have to approach its business plan from a much different and much more restricted direction, attempting to secure additional funding sources to fund its growth, borrowing money from lenders or elsewhere or to take other actions to attempt to provide funding. We cannot guarantee that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.

Our limited operating history does not afford investors a sufficient history on which to base an investment decision.

We are currently in the early stages of developing our business. Our operations are subject to all the risks inherent in the establishment of a new business enterprise. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays that are frequently encountered in a newly-formed company. There can be no assurance that at this time we will operate profitably or will have adequate working capital to meet our obligations as they become due.

Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. Such risks include the following:

•	increasing awareness of our brand name;

•	meeting customer demand and standards;

•	attaining customer loyalty;

•	developing and upgrading our product and service offerings;

•	implementing our advertising and marketing plan;

•	maintaining our current strategic relationships and developing new strategic relationships;

•	responding effectively to competitive pressures; and

•	attracting, retaining and motivating qualified personnel.

We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected and we may not have the resources to continue or expand our business operations.

We may not be able to continue as a going concern.

Our financial statements for the period ended December 31, 2014 have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its lenders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. If the Company cannot continue as a going concern, its stockholders may lose their entire investment.

If we fail to manage growth or to prepare for product scalability effectively, it could have an adverse effect on our employee efficiency, product quality, working capital levels and results of operations.

Any significant growth in the market for our products or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. As of the date of this Annual Report, we had no full time employees outside of our management team. During any period of growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we will need increased liquidity to finance the development of new products, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and controls. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability. We cannot assure investors that we will be able to timely and effectively meet that demand and maintain the quality standards required by our existing and potential customers.

Our management team may not be able to successfully implement our business strategies.

If our management team is unable to execute on its business strategies, then our development, including the establishment of revenues and our sales and marketing activities would be materially and adversely affected. In addition, we may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by any future growth. We may seek to augment or replace members of our management team or we may lose key members of our management team, and we may not be able to attract new management talent with sufficient skill and experience.

If we are unable to retain key executives and other key affiliates, our growth could be significantly inhibited and our business harmed with a material adverse effect on our business, financial condition and results of operations.

Our success is, to a certain extent, attributable to the management, sales and marketing, and operational and technical expertise of certain key personnel. Louis Rossi, our Chief Executive Officer, Edward Storm, our Chief Operating Officer, Steven Marr, our Chief Financial Officer, and Jacob Morris, our Chief Advertising Officer, perform key functions in the operation of our business. The loss of any of these could have a material adverse effect upon our business, financial condition, and results of operations. We do not maintain key-person insurance for members of our management team because it is cost prohibitive at this point. If we lose the services of any senior management, we may not be able to locate suitable or qualified replacements, and may incur additional expenses to recruit and train new personnel, which could severely disrupt our business and prospects.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel or hire additional qualified personnel, we may not be able to grow effectively.

Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization. Our continued ability to compete effectively depends on its ability to retain and motivate existing employees. Due to our reliance upon its skilled laborers, the failure to attract, integrate, motivate, and retain current and/or additional key employees could have a material adverse effect on our business, operating results and financial condition. We do not maintain key person life insurance for any of its laborers.

Our success in the future may depend on our ability to establish and maintain strategic alliances, and any failure on our part to establish and maintain such relationships would adversely affect our market penetration and revenue growth.

We may be required to establish strategic relationships with third parties. Our ability to establish strategic relationships will depend on a number of factors, many of which are outside our control, such as the competitive position of our product and marketing plan relative to our competitors. We may not be able to establish other strategic relationships in the future. In addition, any strategic alliances that we establish may subject us to a number of risks, including risks associated with sharing proprietary information, loss of control of operations that are material to developed business and profit-sharing arrangements. Moreover, strategic alliances may be expensive to implement and subject us to the risk that the third party will not perform its obligations under the relationship, which may subject us to losses over which we have no control or expensive termination arrangements. As a result, even if our strategic alliances with third parties are successful, our business may be adversely affected by a number of factors that are outside of our control.

Our financial results may not meet the expectations of investors and may fluctuate because of many factors and, as a result, investors should not rely on our revenue and/or financial projections as indicative of future results.

Fluctuations in operating results or the failure of operating results to meet the expectations of investors may negatively impact the value of our securities. For the year ended December 31, 2014, we had revenue of $66,171 and a loss from operations of $(9,072,362). Operating results may fluctuate due to a variety of factors that could affect revenues or expenses in any particular quarter. Fluctuations in operating results could cause the value of our securities to decline. Investors should not rely on revenue or financial projections or comparisons of results of operations as an indication of future performance. As a result of the factors listed below, it is possible that in future periods results of operations may be below the expectations of investors. This could cause the market price of our securities to decline. Factors that may affect our quarterly results include:

•	delays in sales resulting from potential customer sales cycles;

•	variations or inconsistencies in return on investment models and results;

•	changes in competition; and

•	changes or threats of significant changes in legislation or rules or standards that would change the drivers for product adoption.

Our strategy may include acquiring companies which may result in unsuitable acquisitions or failure to successfully integrate acquired companies, which could lead to reduced profitability.

We may embark on a growth strategy through acquisitions of companies or operations that complement existing product lines, customers or other capabilities. We may be unsuccessful in identifying suitable acquisition candidates, or may be unable to consummate desired acquisitions. To the extent any future acquisitions are completed, we may be unsuccessful in integrating acquired companies or their operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse impact on future profitability. Some of the risks that may affect our ability to integrate, or realize any anticipated benefits from, acquisitions include:

•	unexpected losses of key employees or customer of the acquired company;

•	difficulties integrating the acquired company’s standards, processes, procedures and controls;

•	difficulties coordinating new product and process development;

•	difficulties hiring additional management and other critical personnel;

•	difficulties increasing the scope, geographic diversity and complexity of our operations;

•	difficulties consolidating facilities, transferring processes and know-how;

•	difficulties reducing costs of the acquired company’s business;

•	diversion of management’s attention from our management; and

•	adverse impacts on retaining existing business relationships with customers.

Establishing a new brand requires an effective marketing strategy, which may take a long period of time.

Our principal business strategy is to develop our services as a respected brand within the industry in which they are marketed and delivered. The marketing of consumer services is highly dependent on creating favorable consumer perception. We have little advertising experience and commitment. We hired an advertising and public relations firm, Red Chip Companies, to represent us. However, competitors have significantly greater advertising resources and experience, and they enjoy well-established brand names. There can be no assurance that our initial advertising and promotional activities will be successful in creating the desired consumer perception.

There is no assurance that the Company will operate profitably or will generate positive cash flow in the future.

We are continuing to develop our listener base and advertising revenues, and it is anticipated that it will continue to incur significant losses for the foreseeable future as it carries on this process. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

Internet radio is an emerging market and our current business and future prospects are difficult to evaluate.

The market for internet radio has undergone rapid and dramatic changes in its relatively short history and is subject to significant challenges. As a result, the future revenue and income potential of our business is uncertain. You should consider our business and prospects in light of the risks and difficulties we encounter in this new and rapidly evolving market, which risks and difficulties include, among others:

•	our relatively new, evolving and unproven business model;

•	our ability to retain and build our listener base and increase listener hours;

•	our ability to effectively monetize listener hours, particularly with respect to listener hours on mobile devices, by growing our sales of advertising inventory created from growing listener hours and developing compelling ad product solutions that successfully deliver advertisers’ messages across the range of our delivery platforms while maintaining our listener experience in continually evolving markets;

•	our ability to attract new advertisers, retain existing advertisers and prove to advertisers that our advertising platform is effective enough to justify a pricing structure that is profitable for us; and

•	our operation under an evolving music industry licensing structure including statutory and compulsory licenses that may change or cease to exist, which in turn may result in a significant increase in our operating expenses.

Failure to successfully address these risks, difficulties and other challenges associated with operating in a new and emerging market could inhibit the implementation of our business plan, significantly harm our financial condition, operating results and liquidity and prevent us from achieving or sustaining profitability.

Our agreements with advertisers are generally short term or may be terminated at any time by the advertiser.

Advertisers that are spending only a small amount of their overall advertising budget on our service may view advertising with us as experimental and unproven and may leave us for competing alternatives at any time. We may never succeed in capturing a greater share of our advertisers’ core advertising spending, particularly if we are unable to achieve the scale and market penetration necessary to demonstrate the effectiveness of our advertising platform or if our advertising model proves ineffective or not competitive when compared to alternatives. Failure to demonstrate the value of our service would result in reduced spending by, or loss of, existing or potential future advertisers, which would materially harm our revenue and business.

Advertising on mobile devices, such as smartphones, is an emerging phenomenon, and if we are unable to increase revenue from our advertising products delivered to mobile devices, our results of operations will be materially adversely affected.

Our ability to grow our business and generate advertising revenue depends on retaining and expanding our listener base and increasing listener hours. We must convince prospective listeners of the benefits of our service and existing listeners of the continuing value of our service. If we fail to grow our listener base and listener hours, particularly in key demographics such as young adults, we will be unable to grow advertising revenue, and our business will be materially and adversely affected.

We may rely heavily on the success of viral marketing to expand consumer awareness of our service.

If we are unable to maintain or increase the efficacy of our viral marketing strategy or if we otherwise decide to expand the reach of our marketing through use of more costly marketing campaigns, we may experience an increase in marketing expenses which could have an adverse effect on our results of operations. We cannot assure you that we will be successful in maintaining or expanding our listener base and failure to do so would materially reduce our revenue and adversely affect our business, operating results and financial condition.

We are operating in a highly competitive market and we are unsure as to whether or not there will be any consumer demand for our services.

The market for our services is potentially large but highly competitive. Some of our competitors are much larger and better capitalized than we are. It may be that our competitors will better address the same market opportunities that we are addressing. These competitors, either alone or with collaborative partners, may succeed in developing business models that are more effective or have greater market success than our own. We are especially susceptible to larger companies that invest more money in marketing. There is little or no hard data that substantiates the demand for our services or how this demand will be segmented over time.

We face and will continue to face competition for both listener hours and advertising spending; we compete for the time and attention of our listeners with other content providers on the basis of a number of factors, including quality of experience, value proposition, relevance, acceptance and diversity of content, ease of use, price, accessibility, perception of ad load, brand awareness and reputation.

Many of our competitors may leverage their existing infrastructure, brand recognition and content collections to augment their services by offering competing internet radio features to provide listeners. We face increasing competition for listeners from a growing variety of businesses that deliver audio media content through mobile phones and other wireless devices.

Our competitors include terrestrial radio, satellite radio, and online radio. Terrestrial radio providers such as CBS and Clear Channel offer their content for free, are well-established and accessible to listeners and offer content, such as news, sports, traffic, weather and talk that we currently do not offer. In addition, many terrestrial radio stations have begun broadcasting digital signals, which provide high quality audio transmission.

Satellite radio providers, such as Sirius XM, may offer extensive and oftentimes exclusive news, comedy, sports and talk content, national signal coverage, and long established automobile integration. In addition, terrestrial radio pays no royalties for its use of sound recordings and satellite radio pays a much lower percentage of revenue.

Other online content to providers may offer more extensive content libraries than we offer. We also compete with providers of on-demand audio media and entertainment that are purchased or available for free and playable on mobile devices, in automobiles and in the home. These forms of media may be purchased, downloaded and owned, such as iTunes audio files, MP3s, CDs, or accessed from subscription or free online on-demand offerings by music providers such as Pandora, RDIO, Spotify, and Rhapsody or content streams from other online services such as Hulu, VEVO and YouTube. We believe that companies with a combination of financial resources, technical expertise and digital media experience also pose a significant threat of developing competing internet radio and digital audio entertainment technologies in the future. Our current and future competitors have and may have more well-established brand recognition, more established relationships with consumer product manufacturers, greater financial, technical, and other resources, more sophisticated technologies or more experience in the markets in which we compete.

To compete effectively, we must continue to invest significant resources in the development of our service to enhance the user experience of our listeners.

There can be no assurance that we will be able to compete successfully for listeners in the future against existing or new competitors and failure to do so could result in loss of existing or potential listeners, reduced revenue, increased marketing expenses or diminished brand strength, any of which could harm our business.

We operate under and pay royalties pursuant to statutory licensing structures for the reproduction and public performance of sound recordings that could change or cease to exist, which would adversely affect our business.

Interruptions or delays in service arising from our own systems or from our third-party vendors could impair the delivery of our service and harm our business.

We accept payments through credit and debit card transactions. For credit and debit card payments, we pay interchange and other fees, which may increase over time. An increase in those fees would require us to either increase the prices we charge for our products, which could cause us to lose subscribers and subscription revenue, or suffer an increase in our operating expenses, either of which could harm our operating results.

If we or any of our processing vendors have problems with our billing software, or the billing software malfunctions, it could have an adverse effect on our subscriber satisfaction and could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if our billing software fails to work properly and, as a result, we do not automatically charge our subscribers’ credit cards on a timely basis or at all, we could lose subscription revenue, which would harm our operating results.

We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it more difficult for us to comply. Currently, we are implementing the steps that are required for us to become fully compliant with the Payment Card Industry, or PCI, Data Security Standard (“PCI DSS”), a security standard with which companies that collect, store, or transmit certain data regarding credit and debit cards, credit and debit card holders, and credit and debit card transactions are required to comply. Our failure to comply fully with PCI DSS may violate payment card association operating rules, federal and state laws and regulations, and the terms of our contracts with payment processors and merchant banks. Such failure to comply fully also may subject us to fines, penalties, damages, and civil liability, and may result in the loss of our ability to accept credit and debit card payments. Further, there is no guarantee that, even if PCI DSS compliance is achieved, we will maintain PCI DSS compliance or that such compliance will prevent illegal or improper use of our payment systems or the theft, loss, or misuse of data pertaining to credit and debit cards, credit and debit card holders and credit and debit card transactions.

If we fail to adequately control fraudulent credit card transactions, we may face civil liability, diminished public perception of our security measures and significantly higher credit card-related costs, each of which could adversely affect our business, financial condition and results of operations.

If we are unable to maintain our chargeback rate or refund rates at acceptable levels, credit card and debit card companies may increase our transaction fees or terminate their relationships with us. Any increases in our credit card and debit card fees could adversely affect our results of operations, particularly if we elect not to raise our rates for our service to offset the increase. The termination of our ability to process payments on any major credit or debit card would significantly impair our ability to operate our business.

If we fail to detect click fraud or other invalid clicks on ads, we could lose the confidence of our advertisers, which would cause our business to suffer. Our business relies on delivering positive results to our advertising customers. We are exposed to the risk of fraudulent and other invalid clicks or conversions that advertisers may perceive as undesirable. A major source of invalid clicks could result from click fraud where a listener intentionally clicks on ads for reasons other than to access the underlying content of the ads. If fraudulent or other malicious activity is perpetrated by others and we are unable to detect and prevent it, or if we choose to manage traffic quality in a way that advertisers find unsatisfactory, the affected advertisers may experience or perceive a reduced return on their investment in our advertising products, which could lead to dissatisfaction with our advertising programs, refusals to pay, refund demands or withdrawal of future business. This could damage our brand and lead to a loss of advertisers and revenue.

We incorporate and include third-party software into and with our applications and service offerings and expect to continue to do so.

The operation of our applications and service offerings could be impaired if errors occur in the third-party software that we use. It may be more difficult for us to correct any defects in third-party software because the development and maintenance of the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. There can be no assurance that any third-party licensors will continue to make their software available to us on acceptable terms, to invest the appropriate levels of resources in their software to maintain and enhance its capabilities, or to remain in business. Any impairment in our relationship with these third-party licensors could harm our ability to maintain and expand the reach of our service, increase listener hours and sell advertising, each of which could harm our operating results, cash flow and financial condition.

Our financial condition is affected by worldwide economic conditions and their impact on advertising spending. Expenditures by advertisers generally tend to reflect overall economic conditions, and to the extent that the economy continues to stagnate, reductions in spending by advertisers could have a serious adverse impact on our business. In addition, we provide an entertainment service, and payment for our subscription service may be considered discretionary on the part of some of our current and prospective subscribers or listeners who may choose to use a competing free service or to listen to our service without subscribing. To the extent that overall economic conditions reduce spending on discretionary activities, our ability to retain current and obtain new subscribers could be hindered, which could reduce our subscription revenue and negatively impact our business.

Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events and to interruption by man-made problems such as computer viruses or terrorism.

Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins or similar events. For example, a significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. In addition, acts of terrorism could cause disruptions in our business or the economy as a whole. Our servers may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential customer data. As we rely heavily on our servers, computer and communications systems and the internet to conduct our business and provide high quality service to our listeners, such disruptions could negatively impact our ability to run our business, result in loss of existing or potential listeners and advertisers, and increased maintenance costs, which would adversely affect our operating results and financial condition.

We may not be able to successfully integrate the operations of businesses that we acquire with our own or realize the anticipated benefits of the acquisitions, which could adversely affect our financial condition, results of operations and business prospects.

There can be no assurance that we will be able to successfully integrate acquisitions or develop or commercialize products based on acquired technologies, including those Assets contemplated for acquisition pursuant to the Asset Purchase Agreement, or that we will be able to successfully integrate any other companies, products or technologies that we may acquire and may not realize all or any of the expected benefits of any future acquisitions as and when planned. Additionally, we may experience increased expenses, distraction of our management, personnel and customer uncertainty.

The difficulties and risks associated with the integration of any other businesses that we may acquire include:

•	possible inconsistencies in the standards, controls, procedures, policies and compensation structures;

•	the increased scope and complexity of the acquired company’s operations;

•	the potential loss of key employees and the costs associated to retain key employees;

•	risks and limitations on our ability to consolidate corporate and administrative infrastructures of the two companies; and

•	the possibility of unanticipated delays, costs or inefficiencies associated with the integration of our operations with the operations of any other companies that we may acquire.

As a result of these difficulties and risks, we may not accomplish the integration of the business of any companies we may acquire smoothly, successfully or within our budgetary expectations and anticipated timetable. Accordingly, we may fail to realize some or all of the anticipated benefits of the acquisition, such as increase in our scale, diversification, cash flows and operational efficiency and meaningful accretion to our diluted earnings per share.

RISKS RELATED TO INVESTMENTS IN OUR COMMON STOCK

There has been a limited trading market for our common stock, and you may have difficulty trading and obtaining quotations for our common stock.

There is a limited trading market for the common stock on the OTCQB Market. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

There is a substantial lack of liquidity of our common stock.

Our common stock is quoted on the OTCQB Market under the symbol “SDIG.” The liquidity of our common stock may be very limited and affected by our limited trading market. The OTCQB market is an inter-dealer marketplace much less regulated than the major exchanges, and is subject to abuses, volatilities and shorting. There is currently no broadly followed and established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded.

The trading volume of our common stock may be limited and sporadic. This situation is attributable to a number of factors, including the fact that we are a small company relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume. Even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained. As a result of such trading activity, the quoted price for our common stock on the OTCQB may not necessarily be a reliable indicator of our fair market value.  In addition, if our shares of common stock cease to be quoted, holders would find it more difficult to dispose of or to obtain accurate quotation as to the market value of, our common stock and as a result, the market value of our common stock likely would decline.

The market price for our stock may be volatile and subject to fluctuations in response to factors, including the following:

•	the increased concentration of the ownership of our shares by a limited number of affiliated stockholders may limit interest in our securities;

•	variations in quarterly operating results from the expectations of securities analysts or investors;

•	revisions in securities analysts’ estimates or reductions in security analysts’ coverage;

•	announcements of new attractions or services by us or our competitors;

•	reductions in the market share of our services;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	general technological, market or economic trends;

•	investor perception of our industry or prospects;

•	insider selling or buying;

•	investors entering into short sale contracts;

•	regulatory developments affecting our industry; and

•	additions or departures of key personnel.

Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain current market prices, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

Certain executive officers, directors and stockholders possess the majority of the voting power, and through this ownership, control our Company and our corporate actions.

Certain of our executive officers, directors and five percent stockholders hold approximately 55% of the voting power of our issued and outstanding shares. These executive officers, directors and large stockholders have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. As such, they have the power to prevent or cause a change in control; therefore, without their consent, we could be prevented from entering into transactions that could be beneficial to us.  The interests of our executive officers, directors and large stockholders may give rise to a conflict of interest with the Company and the Company’s stockholders. For additional details concerning voting power please refer to the section below entitled “Description of Securities.”

Our common stock may never be listed on a major stock exchange.

While we may seek the listing of our common stock on a national or other securities exchange at some time in the future, we currently do not satisfy the initial listing standards and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange.  Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid, and our common stock price may be subject to increased volatility.

A decline in the price of our common stock could affect our ability to raise working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital.  A decline in the price of our common stock could be especially detrimental to our liquidity and our operations.  Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new services and continue our current operations.  If our common stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations.  If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

Concentrated ownership of our common stock creates a risk of sudden changes in our common stock price.

The sale by any shareholder of a significant portion of their holdings could have a material adverse effect on the market price of our common stock.

Sales of our currently issued and outstanding stock may become freely tradable pursuant to Rule 144 and may dilute the market for your shares and have a depressive effect on the price of the shares of our common stock.

A substantial majority of the outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 (“Rule 144”) under the Securities Act of 1933, as amended (the “Securities Act”).  As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a non-affiliate who has held restricted securities for a period of at least six months may sell their shares of common stock.  Under Rule 144, affiliates who have held restricted securities for a period of at least six (6) months may, under certain conditions, sell every three (3) months, in brokerage transactions, a number of shares that does not exceed the greater of one percent (1%) of a company’s outstanding shares of common stock or the average weekly trading volume during the four (4) calendar weeks prior to the sale (the four (4) calendar week rule does not apply to companies quoted on the OTCQB).  A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

If we issue additional shares or derivative securities in the future, it will result in the dilution of our existing stockholders.

Our Certificate of Incorporation authorizes the issuance of up to 500,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of blank check preferred stock, $0.001 par value per share. Our board of directors may choose to issue some or all of such shares, or derivative securities to purchase some or all of such shares, to provide additional financing in the future.

We do not plan to declare or pay any dividends to our stockholders in the near future.

We have not declared any dividends in the past, and we do not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant.  There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

The requirements of being a public company may strain our resources and distract management.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements are extensive. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting.

We may incur significant costs associated with our public company reporting requirements and costs associated with applicable corporate governance requirements.  We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.  This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.  We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

If we do not file our quarterly or annual reports with the SEC, we may be de-listed from the OTCQB.

OTCQB is the middle tier of the OTC market. OTCQB companies report to the SEC or a U.S. banking regulator, making it easy for investors to identify companies that are current in their reporting obligations. There are no financial or qualitative standards to be in this tier. OTCQB securities may also be quoted on the FINRA Bulletin Board. The OTCQB allows investors to easily identify reporting companies traded in the OTC market regardless of where they are quoted.

Under OTCQB rules relating to the timely filing of periodic reports with the SEC, any OTCQB issuer who fails to file a periodic report (Forms 10-Q or 10-K) by the due date of such report may be removed from the OTCQB and our common stock may only be able to be traded on the OTC Pink. The OTC Pink is the bottom tier of the OTC market – a speculative trading marketplace that helps broker-dealers get the best prices for investors. Accordingly, our securities may become worthless and we may be forced to curtail or abandon our business plan.

Future changes in financial accounting standards or practices may cause adverse unexpected financial reporting fluctuations and affect reported results of operations.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective.  New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future.  Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct business.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We maintain our principal executive offices at Highland Park Two, 5700 Oakland Ave., #200, St. Louis, MO 63110. Our telephone number at that office is (855) 782-8466 and our facsimile number is (855) 782-8466.   Our lease office space is 13,268 square feet, and our current monthly rent is $6,913.

ITEM 3.	LEGAL PROCEEDINGS.

On September 8, 2014, Andrew Gladney filed a complaint against the Company and a co-defendant, CloudWeb Store, Inc. in the 21st Judicial Circuit Court of the County of St. Louis, State of Missouri, alleging that the Company and CloudWeb failed to compensate him for services rendered pursuant to a consulting agreement and related correspondence. Mr. Gladney is seeking damages in excess of $25,000 and 5 million shares of common stock. The Company intends to vigorously defends its interests.

On April 15, 2015, Performance Revenue, LT filed a Notice of Filing of Foreign Country Money Judgment against the Company in the 21st Judicial Circuit Court of the County of St. Louis, State of Missouri, in connection with a Foreign Country Money Judgment entered by the Magistrate Court of Tel-Aviv-Yaffo in the State of Israel in favor of Performance Revenue, LT for indebtedness in the amount of approximately NIS 653,868.37 (approximately US $168,910.24). The Company has accrued a $169,309 liability related to this indebtedness.

On May 8, 2015, Millennial Media Inc. filed a complaint against the Company in the 21st Judicial Circuit Court of the County of St. Louis, State of Missouri, alleging indebtedness related to goods, wares merchandise and services sold by Millennial Media, Inc. to the Company and seeks damages in the amount of $394,858.38. The Company has accrued a $394,858 liability related to this indebtedness.

On May 18, 2015, Yahoo! Inc. filed a complaint against the Company in 22nd Judicial Circuit Court of City of St. Louis County, Missouri alleging indebtedness in relation to a services contract and seeks damages in the amount of $29,999.95, together with annual interest at the rate of 9% beginning on June 1, 2014 and related court costs. The Company has accrued a $39,339 liability related to this indebtedness.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.               MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

Our Common Stock first became quoted on the Over-the-Counter Quotation Board (the “OTCQB”) under the trading symbol “ALDV” on July 27, 2010. Our Common Stock is currently quoted on the OTCQB under the symbol “SDIG.”

The following table lists the high and low bid information for our Common Stock as quoted on the OTCQB for the fiscal years ended 2013 and 2014 and through the current period:

Period	High	Low

First Quarter Ended March 31, 2015	$0.62	$0.25

Fiscal Year Ended December 31, 2013:
First Quarter ended March 31, 2013*	$0	$0
Second Quarter ended June 30, 2013*	$0	$0
Third Quarter ended September 30, 2013*	$0	$0
Fourth Quarter ended December 31, 2013*	$0	$0

Fiscal Year Ended December 31, 2014:
First Quarter ended March 31, 2014*	$0	$0
Second Quarter ended June 30, 2014	$1.1333	$0.0567
Third Quarter ended September 30, 2014	$1.1333	$0.1850
Fourth Quarter ended December 31, 2014	$0.6000	$0.2700

* There was no reported trading in our common stock prior to April 4, 2014

On May 27, 2015, the closing sale price of our common stock, as reported by the OTCQB Market, was $0.31 per share.

On April 23, 2014, the Company authorized a forward stock split such that 17.6471 shares of common stock and preferred stock were issued for every one (1) share of Common Stock and Preferred Stock issued and outstanding.  On August 20, 2014, the Financial Industry Regulatory Authority (“FINRA”) approved the forward stock split with a record date of August 21, 2014 and a payment date of August 22, 2014.

Holders

On May 27, 2015, there were 120 holders of record of our common stock.

Transfer Agent

Our transfer agent is West Coast Stock Transfer, which is located at 721 N. Vulcan Ave. Ste. 205, Encinitas, CA 92024.

Dividend Policy

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.   We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant.

Equity Compensation Plan Information

As of the date of the filing of this Annual Report on Form 10-K, we do not have any equity compensation plan.

Sales of Unregistered Securities

Except as set forth below, there were no sales of unregistered securities during the fiscal year ended December 31, 2014 other than those transactions previously reported to the SEC in our periodic filings and current reports on Form 8-K.

Common Stock

On November 19, 2014, the Company issued 140,000 shares of restricted common stock to the Company’s Chief Operating Officer for services with a fair value of $57,400 ($0.41 per share).

On November 19, 2014, the Company issued 150,000 shares of restricted common stock for services to a consultant having a fair value of $61,500 ($0.41 per share).

On December 11, 2014, the Company issued 50,000 shares of restricted common stock for services to a consultant having a fair value of $21,000 ($0.42 per share).

On December 18, 2014, the Company issued 20,000 shares of restricted common stock for services to an advisor having a fair value of $8,000 ($0.40 per share).

On December 18, 2014, the Company issued 75,000 shares of restricted common stock for services to a consultant having a fair value of $30,000 ($0.40 per share).

On December 25, 2014, the Company issued 4,000 shares of restricted common stock for services to a consultant having a fair value of $1,600 ($0.40 per share).

On December 29, 2014, the Company issued 42,000 shares of restricted common stock for services to a consultant having a fair value of $16,800 ($0.40 per share).

On February 2, 2015, the Company issued 150,000 shares of restricted common stock for services to a consultant having a fair value of $52,500 ($0.35 per share).

On February 5, 2015, the Company issued 250,000 shares of restricted common stock for services to a consultant having a fair value of $82,500 ($0.33 per share).

On March 25, 2015, the Company issued 50,000 shares of restricted common stock for services to a consultant having a fair value of $25,000 ($0.49 per share).

On March 25, 2015, the Company issued 100,000 shares of restricted common stock for services to a consultant having a fair value of $49,000 ($0.49 per share).

On April 30, 2015, the Company issued 10,000 shares of restricted common stock for services to a consultant having a fair value of $3,600 ($0.36 per share).

On April 30, 2015, the Company issued 10,000 shares of restricted common stock for services to a consultant having a fair value of $3,600 ($0.36 per share).

On April 30, 2015, the Company issued 10,000 shares of restricted common stock for services to a consultant having a fair value of $3,600 ($0.36 per share).

On April 30, 2015, the Company issued 10,000 shares of restricted common stock for services to a consultant having a fair value of $3,600 ($0.36 per share).

On April 30, 2015, the Company issued 55,000 shares of restricted common stock for services to a consultant having a fair value of $19,800 ($0.36 per share).

On April 30, 2015, the Company issued 10,000 shares of restricted common stock for services to a consultant having a fair value of $3,600 ($0.36 per share).

On April 30, 2015, the Company issued 50,000 shares of restricted common stock for services to a consultant having a fair value of $18,000 ($0.36 per share).

On April 30, 2015, the Company issued 120,000 shares of restricted common stock for services to a consultant having a fair value of $43,200 ($0.36 per share).

On April 30, 2015, the Company issued 5,000 shares of restricted common stock for services to a consultant having a fair value of $18,000 ($0.36 per share).

On April 30, 2015, the Company issued 10,000 shares of restricted common stock for services to a consultant having a fair value of $3,600 ($0.36 per share).

On May 1, 2015, the Company issued 10,000 shares of restricted common stock for services to a consultant having a fair value of $3,600 ($0.36 per share).

On May 5, 2015, the Company issued 62,000 shares of restricted common stock for services to a consultant having a fair value of $22,940 ($0.37 per share).

On May 11, 2015, the Company issued 21,000 shares of restricted common stock for services to a consultant having a fair value of $6,720 ($0.32 per share).

On May 13, 2015, the Company issued 325,000 shares of restricted common stock for services to the Company’s Chief Financial Officer having a fair value of $104,000 ($0.32 per share).

Convertible Notes and Warrants

In February and March 2014, the Company sold an aggregate of $340,000 of principal amount of convertible notes bearing interest at the annual rate of 10% and due February 20, 2015, which were convertible into shares of common stock at a price of $0.20 per share. On April 23, 2014, the aggregate principal of the convertible notes were converted into shares of common stock at a price of $0.20 per share.

On April 8, 2014 and April 11, 2014, the Company sold two convertible notes in an aggregate principal amount of $120,000 bearing interest at the annual rate of 8% and due July 11, 2014, which were convertible into shares of common stock at a price of $0.20 per share. On April 23, 2014, the aggregate principal of the convertible notes was converted into shares of common stock at a price of $0.20 per share.

Between April 15, 2014 and April 22, 2014, the Company sold convertible notes in an aggregate principal amount of $155,000 bearing interest at the annual rate of 10% and due on dates between April 15, 2015 – April 22, 2015, which were convertible into shares of common stock at a prices ranging from $0.20 to $0.40 per share. On April 23, 2014, the aggregate principal of the convertible notes was converted into shares of common stock at a prices ranging from $0.20 to $0.40 per share.

On April 25, 2014, the Company sold two convertible notes in an aggregate principal amount of $50,000 bearing interest at the annual rate of 10% and due April 25, 2015, which were convertible into shares of common stock at a price of $0.30 and $0.40 per share. On April 25, 2014, the aggregate principal of the convertible notes was converted into shares of common stock at a price of $0.30 and $0.40 per share.

On April 28, 2014, the Company sold two convertible notes in an aggregate principal amount of $50,000 bearing interest at the annual rate of 10% and due April 28, 2015, which were convertible into shares of common stock at a price of $0.20 per share. On April 28, 2014, the aggregate principal of the convertible notes was converted into shares of common stock at a price of $0.20 per share.

On May 2, 2014, the Company sold two convertible notes in an aggregate principal amount of $40,000 bearing interest at the annual rate of 10% and due May 2, 2015, which were convertible into shares of common stock at a price of $0.20 per share. On May 2, 2014, the aggregate principal of the convertible notes was converted into shares of common stock at a price of $0.20 per share.

On May 5, 2014, the Company sold a convertible note in the principal amount of $25,000 bearing interest at the annual rate of 10% and due May 5, 2015, which was convertible into shares of common stock at a price of $0.20 per share. On May 5, 2014, the principal of the convertible note was converted into shares of common stock at a price of $0.20 per share.

On May 8, 2014, the Company sold convertible notes in an aggregate principal amount of $150,000 bearing interest at the annual rate of 10% and due May 8, 2015, which were convertible into shares of common stock at a price of $0.40 per share. On May 8, 2014, the aggregate principal of the convertible notes was converted into shares of common stock at a price of $0.40 per share.

On June 11, 2014, the Company sold a convertible note in the principal amount of $25,000 bearing interest at the annual rate of 10% and due June 11, 2015, which was convertible into shares of common stock at a price of $0.40 per share. On June 11, 2014, the principal of the convertible note was converted into shares of common stock at a price of $0.40 per share.

On July 7, 2014, the Company sold a convertible note in the principal amount of $15,000 bearing interest at the annual rate of 10% and due July 7, 2015, which was convertible into shares of common stock at a price of $0.20 per share. On July 7, 2014, the principal of the convertible note was converted into shares of common stock at a price of $0.20 per share.

On July 23, 2014, the Company sold a promissory note in the principal amount of $75,000, which was due on October 23, 2014 in the amount of $82,500 and was paid in full.

Between June 30, 2014 and January 26, 2015, the Company sold secured convertible notes in an aggregate principal amount of $2,237,500 bearing interest at the annual rate of 12% and due within nine (9) months of issue, which are convertible at the holder’s option into like securities of the Company’s next offering at the lessor of 70% of such offering’s per share price or $0.45 per share pursuant to a securities purchase agreement, as amended August 26, 2014 and January 14, 2015 (the “Securities Purchase Agreement”). The notes are secured by a security interest in all of the Company’s assets. In conjunction with the notes, the Company also sold five-year warrants to purchase an aggregate of 4,475,00 shares of the Company’s common stock at an exercise price equal to the lessor of 70% of the price of common stock sold in a subsequent offering or $0.45 per share. The conversion and exercise prices are subject to adjustment in the event of certain events, including stock splits and dividends. On November 7, 2014, the notes were amended such that the interest rate was increased from 12% to 15%, the term “Qualified Financing” was redefined to mean an equity or convertible equity financing by the Company after the completion of the notes, and the warrants were amended to increase the amount of warrant shares received from one share per dollar invested to two shares per dollar invested. On January 14, 2015, the Securities Purchase Agreement was amended such that the Company may hold additional closings of notes and warrants through and including January 31, 2015 and the maximum offering amount increased from $2,300,000 to $3,000,000.

On March 17, 2015, the Company sold an accredited investor a secured convertible note in the principal amount of $500,000 bearing interest at the annual rate of 15% and due on December 16, 2015, which is convertible into like securities of the Company’s next offering at the lesser of 70% of such offering’s per share price or $0.45 per share pursuant to a securities purchase agreement. The note is secured by a security interest in all of the Company’s assets. In connection with the issuance of the note, the Company also issued a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price equal to the lessor of 70% of the price of common stock sold in a subsequent offering or $0.45 per share. The conversion and exercise prices are subject to adjustment in the event of certain events, including stock splits and dividends.

On May 1, 2015, the Company sold an accredited investor a secured convertible note in the principal amount of $30,000 bearing interest at the annual rate of 15% and due on February 2, 2016, which is convertible into like securities of the Company’s next offering at the lesser of 70% of such offering’s per share price or $0.45 per share pursuant to a securities purchase agreement. The note is secured by a security interest in all of the Company’s assets. In connection with the issuance of the note, the Company also issued a warrant to purchase 60,000 shares of the Company’s common stock at an exercise price equal to the lessor of 70% of the price of common stock sold in a subsequent offering or $0.45 per share. The conversion and exercise prices are subject to adjustment in the event of certain events, including stock splits and dividends.

On May 4, 2015, the Company sold an accredited investor a secured convertible note in the principal amount of $10,000 bearing interest at the annual rate of 15% and due on February 5, 2016, which is convertible into like securities of the Company’s next offering at the lesser of 70% of such offering’s per share price or $0.45 per share pursuant to a securities purchase agreement. The note is secured by a security interest in all of the Company’s assets. In connection with the issuance of the note, the Company also issued a warrant to purchase 20,000 shares of the Company’s common stock at an exercise price equal to the lessor of 70% of the price of common stock sold in a subsequent offering or $0.45 per share. The conversion and exercise prices are subject to adjustment in the event of certain events, including stock splits and dividends.

On May 14, 2015, the Company sold an accredited investor a secured convertible note in the principal amount of $75,000 bearing interest at the annual rate of 15% and due on February 15, 2016, which is convertible into like securities of the Company’s next offering at the lesser of 70% of such offering’s per share price or $0.45 per share pursuant to a securities purchase agreement. The note is secured by a security interest in all of the Company’s assets. In connection with the issuance of the note, the Company also issued a warrant to purchase 150,000 shares of the Company’s common stock at an exercise price equal to the lessor of 70% of the price of common stock sold in a subsequent offering or $0.45 per share. The conversion and exercise prices are subject to adjustment in the event of certain events, including stock splits and dividends.

The foregoing are summaries of certain terms and agreements discussed herein. These summaries do not purport to be complete and are qualified in their entirety by reference to the full texts, which are filed as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2014.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Rule 506 of Regulation D or Section 4(a)(2) of the Securities Act of 1933, as amended, since, among other things, the transactions did not involve a public offering.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words.  Those statements include statements regarding the intent, belief or current expectations of us and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to us could cause actual results to differ materially from those in forward-looking statements.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that its assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of the Company.  No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions.  Factors that could cause differences include, but are not limited to, expected market demand for the Company’s services, fluctuations in pricing for materials, and competition.

Overview

StationDigital is a multimedia digital broadcast company that offers free music streaming for millions of songs. StationDigital features both genre-based and artist-based music discovery stations to suit an endless variety of musical tastes, and a personal recommendation service to its more than three million users - all available both online and through its iOS and Android mobile apps.

StationDigital is guided by the ambition to be the first free Internet radio platform to evolve into a comprehensive digital media broadcast platform, available on any device, anywhere, anytime. To that end, StationDigital intends to steadily add music videos, movies, television programming, specialty programming and video games to our platform of digital media and entertainment which will be available to our users at all times. We intend our Listener Rewards Program to extend to each additional digital media offering on the StationDigital platform.

Recent Developments

On January 19, 2015, the Company and Network Foundation Technologies, LLC a private California limited liability company (“NIFTY”), entered into a binding term sheet (the “Term Sheet”) pursuant to which the Company and NIFTY agreed to negotiate toward the execution of definitive transaction agreements whereby the Company will acquire certain assets of NIFTY (the “Acquisition”), including sixteen (16) U.S. patents, of which two are pending patent approval, registered trademarks, registered domains and certain physical assets.

As set forth in the Term Sheet, the Company will issue to NIFTY Series B Convertible Preferred Stock (the “Series B Preferred Stock”) convertible into 29% of the Company’s outstanding shares as of closing. The Series B Preferred Stock shall have a conversion price of $0.45 and allow NIFTY to vote on an as converted basis. In addition, NIFTY would be able to appoint two directors to the Company’s Board of Directors. Also pursuant to the Term Sheet, the Company agreed to pay to shareholders who hold the Company’s common stock prior to the acquisition an amount equal to ten percent (10%) of the net proceeds obtained from any patent litigation or patent licensing after the deduction of all related legal fees, costs and expenses, which shall be paid within 120 days after the end of the Company’s fiscal year ending December 31, 2015. The Company will also assume $600,000 of NIFTY’s liabilities as well as issue 2,000,000 shares of common stock to NIFTY for remaining liabilities. The Acquisition is subject to the performance of certain conditions including approval by the Board of Directors of the Company and NIFTY.

On April 30, 2015, the Company terminated the Acquisition pursuant to the Term Sheet.

The foregoing description of the Term Sheet does not purport to be complete and is qualified in its entirety by reference to the complete text of the Term Sheet, which is filed as an exhibit to this Annual Report on Form 10-K for the year ended December 31, 2014.

Consolidated Results of Operations

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

The following table presents selected items in statements of operations for the years ended December 31, 2014 and 2013, respectively:

	For the Year	For the Year
	Ended	Ended
	December 31, 2014	December 31, 2013

Revenue	$66,171	$13,512

Cost of revenue	475,556	559,750

Gross loss	(409,385)	(546,238)

Operating expenses
Product development costs	829,618	282,016
Sales and marketing	3,816,618	4,627,523
Impairment of assets	884,793	-
General and administrative	3,131,948	455,613

Total operating expenses	8,662,977	5,365,152

Loss from operations	(9,072,362)	(5,911,390)

Other income (expense)
Loss on change in derivative	(647,116)	-
Loss from debt extinguishment	(673,670)	-
Interest expense	(652,555)	-

Total other income (expense)	(1,973,341)	-

Net loss	$(11,045,703)	$(5,911,390)

Revenue

We generate advertising revenue primarily from audio, display and video advertising sold on a cost-per-thousand impressions, or CPM, basis. Advertisers generally pay us based on the number of delivered impressions. We have arrangements with advertising agencies under which these agencies sell advertising inventory on our service directly to advertisers; we report revenue net of amounts due to agencies. For the year ended December 31, 2014 and 2013, advertising revenue accounted for 99% and 100%, of our total revenue, respectively. We expect that advertising will comprise a substantial majority of revenue for the foreseeable future.

For the year ended December 31, 2014 and the year ended December 31, 2013, the Company generated revenue of $66,171 and $13,512, respectively. The increase in revenue was primarily due to our platform, from which advertising revenue is derived, being operational for the entire year ended December 31, 2014; whereas, our platform was operational for approximately only four months during the year ended December 31, 2013.

Cost of Revenue

Cost of revenue generally consists of content acquisition, metadata, royalties and hosting costs.

For the year ended December 31, 2014 and the year ended December 31, 2013, the Company incurred cost of revenue of $475,556 and $559,750, respectively. Costs for content acquisition, metadata and royalties increased from $172,289 for the year ended December 31, 2013 to $442,662 for the year ended December 31, 2014 due to the costs associated with enhancing our music catalog during the year ended December 31, 2014, as well as, our platform being operational for approximately only four months during the year ended December 31, 2013; whereas, our platform was operational for the entire year ended December 31, 2014. Hosting costs decreased from $387,460 for the year ended December 31, 2013 to $32,893 for the year ended December 31, 2014 due to the Company optimizing the performance of the hosting environment during the year ended December 31, 2014.

Operating Expenses

Our operating expenses consist of product development, sales and marketing and general and administrative costs.

For the year ended December 31, 2014 and the year ended December 31, 2013, the Company incurred operating expenses in the amount of $8,662,977 and $5,365,152, respectively. These operating expenses were comprised of product development costs, advertising, marketing, compensation, office and general expenses. Sales and marketing are the most significant component of our operating expenses. General and administrative expenses increased from $455,613 for the year ended December 31, 2013 to $3,131,948 for the year ended December 31, 2014 due to increased compensation costs, which includes compensation in the form of stock. In addition, during the year ended December 31, 2014, the Company realized an asset impairment expense of $884,793 attributable to the development costs associated with the Company’s e-commerce platform being written down.

Other Expense

For the year ended December 31, 2014 and the year ended December 31, 2013, the Company incurred net other expense of $1,973,341 and $0, respectively. The increase in the other expenses during the year ended December 31, 2014 is attributable to the expenses associated with derivative liabilities corresponding to convertible notes and warrants executed during the year ended December 31, 2014.

Net Loss

For the year ended December 31, 2014 and the year ended December 31, 2013, the Company incurred a net loss of $11,045,703 and $5,911,390, respectively. The increase in the net loss from $5,911,390 for the year ended December 31, 2013 to $11,045,703 for the year ended December 31, 2014 was primarily due to increased general and administrative expenses and increased product development costs.

Liquidity and Capital Resources

As of December 31, 2014 and December 31, 2013, we had $8,325 and $5,687, respectively, of cash and cash equivalents. Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.

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

The continuation of the Company as a going concern is dependent upon the continued financial support from its lenders, the ability of the Company to obtain necessary financing to continue operations and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

From June 30, 2014 through January 16, 2015, we completed a private placement offering in which we sold 15% secured convertible notes in an aggregate principal amount of $2,237,500 and warrants to purchase 4,475,000 shares of common stock.

From March 17, 2015 through May 14, 2015, we sold 15% secured convertible notes in an aggregate principal amount of $615,000 and warrants to purchase 1,230,000 shares of common stock.

Cash Flows Provided By (Used In) Operating Activities

Cash used in operating activities in the year ended December 31, 2014 was $2,138,367, compared to $5,250,576 in the year ended December 31, 2013.  The decrease in cash used by operating activities was primarily a result of an increase in accounts payable and accrued expenses as well as shares of common stock issued for services.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the year ended December 31, 2014 was $807,996 compared to $718,542 for the year ended December 31, 2013.   Investing activities for both periods relate to related party receivables, website development fees and the purchase of equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2014 was $2,949,001 compared to $5,974,805 for the year ended December 31, 2013.   The financing for both periods was obtained in furtherance of promissory notes and the sale of shares of common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. We believe that our critical accounting policies reflect the most significant estimates and assumptions used in the preparation of the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the recoverability of deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

The Company’s operations and financing activities are conducted primarily in United States dollars, and as a result the Company is not subject to significant exposure to market risks from changes in foreign currency rates. Management has determined that the Company is not exposed to significant credit risk.

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Loss Per Share

The Company computes net loss per share in accordance with ASC 260 “Earnings per Share.” ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including warrants and stock options, using the treasury stock method, and convertible notes, convertible preferred stock, using the if-converted method.

In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

Income Taxes

The Company accounts for income under FASB Accounting Standards Codification No. 740 income taxes. Under FASB accounting standards codification No. 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The tax returns for the period ended December 31, 2014 and the period ended December 31, 2013 are subject to examination by the Internal Revenue Service.

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

Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition.” In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company will recognize revenue from advertising and online sales at the time services are rendered.

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

Website Development Costs

Costs incurred to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the asset if certain criteria are met. Costs related to preliminary project activities and post implementation activities are expensed as incurred. We evaluate the costs incurred during the application development stage of website development to determine whether the costs meet the criteria for capitalization. As of December 31, 2014 and December 31, 2013, we had approximately $317,119 and $229,884, respectively, of capitalized internal use software and website development costs, net of accumulated amortization. These costs are being amortized over their three year estimated useful lives. For the twelve month period ended December 31, 2014 and 2013, the Company recorded amortization expense of $0 and $0, respectively.

Derivative Financial Instruments

The Company has executed convertible notes and warrants that are deemed derivative financial instruments and are accounted for according to Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification’s (“ASC”) 815 “Derivatives and Hedging”. Derivative financial instruments are assessed both at inception and quarterly thereafter to ensure they are effective in offsetting changes in the cash flows of the related underlying exposures; the effective portion of the change in fair value of the derivative instruments are reported as a component of “Other income (expense)” and reclassified into earnings in the period during which the transaction affects earnings.

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

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.

Recent Accounting Pronouncements

Company management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements are presented following the signature page to this Annual Report.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A.         CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), the Company’s principal executive officer and principal financial officer, respectively, of the design and effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on this evaluation, our CEO and CFO concluded that as of December 31, 2014, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The conclusion was due to the presence of the following material weaknesses in disclosure controls and procedures due to our small size and limited resources: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC Guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy.

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

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2014.

This annual report does not include an attestation report by our independent registered public accounting firm regarding internal control over financial reporting.  As a smaller reporting company, our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.         OTHER INFORMATION.

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.”

Effective January 19, 2015, the Company appointed Jacob Morris to the role of Chief Advertising Officer. From 2011 to 2015, Mr. Morris held the position of Chief Operating Officer at Studio W/ WOWIO, where he serves in the capacity of overseeing the continued business matters in revenue growth as well as day-to-day operations of the company. From December 2008 through August 2011, he was co-founder and Chief Operating Officer of a boutique ad-operations company, Commercial Road Media, LLC. The company’s focus was to provide comprehensive ad operations service to clients including, DECA, LLC, VidShadow, EgoTV, CitySpur and many more. From April 2007 through December 2008, Mr. Morris consulted with various clients in the field of ad operations. From 2005 to 2007, Mr. Morris joined United Online as the Manager of Ad Operations. His main focus was the migration of the entire ad operations system over to Open AdStream (a premiere ad-delivery system) from the company’s own in-house solution. In 2001, Mr. Morris began consulting in ad operations efficiency. His clients included Playboy, Forbes, and the NY Times. In 1996 until 2001, Mr. Morris joined Real Media, Inc., one of the first online ad networks and predecessor to 24/7 Real Media (TFSM), and helped build the company from a seven-man team to over 600 employees. He participated taking it from a startup company to a $680 million dollar global marketing services company. During his tenure at Real Media he created technical support, account management, and training divisions. Mr. Morris holds a Bachelor and Master of Arts Degree in Industrial/Population Psychology.

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 1.02 Termination of a Material Definitive Agreement.”

As previously disclosed on a Current Report Form 8-K filed with the SEC on June 9, 2014, StationDigital Corporation (the “Company”) entered into a Master Services Agreement (the “Services Agreement”) with CloudWeb Store, Inc. (“CloudWeb”) on May 15, 2014 whereby CloudWebStore agreed to develop, host and operate a tailored and branded online platform for the Company to sell and distribute a variety of digital and physical products. At the time the Services Agreement was executed, the Company’s Chief Executive Officer and principal shareholder was also the Chief Executive Officer and majority shareholder of CloudWeb.

Pursuant to the Services Agreement, on January 29, 2015, the Company terminated the Services Agreement as CloudWeb failed to develop the online platform, and as a result, was in material breach of the Services Agreement.

The following disclosures would have otherwise been filed on Form 8-K under the headings “Item 1.01 Entry into Material Definitive Agreement,” “Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” and “Item 3.02 Unregistered Sales of Equity Securities.”

Between June 30, 2014 and January 26, 2015, the Company sold convertible notes in an aggregate principal amount of $2,237,500 bearing interest at the annual rate of 12% and due within nine (9) months of issue, which are convertible at the holder’s option into like securities of the Company’s next offering at the lessor of 70% of such offering’s per share price or $0.45 per share pursuant to a securities purchase agreement, as amended August 26, 2014 and January 14, 2015 (the “Securities Purchase Agreement”). The notes are secured by a security interest in all of the Company’s assets. In conjunction with the notes, the Company also sold five-year warrants to purchase an aggregate of 4,475,00 shares of the Company’s common stock at an exercise price equal to the lessor of 70% of the price of common stock sold in a subsequent offering or $0.45 per share. The conversion and exercise prices are subject to adjustment in the event of certain events, including stock splits and dividends. On November 7, 2014, the notes were amended such that the interest rate was increased from 12% to 15%, the term “Qualified Financing” was redefined to mean an equity or convertible equity financing by the Company after the completion of the notes, and the warrants were amended to increase the amount of warrant shares received from one share per dollar invested to two shares per dollar invested. On January 14, 2015, the Securities Purchase Agreement was amended such that the Company may hold additional closings of notes and warrants through and including January 31, 2015 and the maximum offering amount increased from $2,300,000 to $3,000,000.

On March 17, 2015, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company sold a $500,000 senior secured convertible note and a five-year warrant to purchase 1,000,000 shares of common stock exercisable at $0.45 per share, subject to adjustment. The note matures on December 16, 2015 and bears interest at the rate of 15% per annum. In the event of default, interest on the outstanding principal balance together with accrued and unpaid interest thereon will bear interest at a rate equal to the lesser of 20% per annum or the maximum rate permitted by applicable law. The note includes customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment. The conversion price of the note and exercise price of the warrant are subject to certain adjustments in including stock dividends and splits.

On May 1, 2015, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company sold a $30,000 senior secured convertible note and a five-year warrant to purchase 60,000 shares of common stock exercisable at $0.45 per share, subject to adjustment. The note matures on February 2, 2016 and bears interest at the rate of 15% per annum. In the event of default, interest on the outstanding principal balance together with accrued and unpaid interest thereon will bear interest at a rate equal to the lesser of 20% per annum or the maximum rate permitted by applicable law. The note includes customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment. The conversion price of the note and exercise price of the warrant are subject to certain adjustments in including stock dividends and splits.

On May 4, 2015, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company sold a $10,000 senior secured convertible note and a five-year warrant to purchase 20,000 shares of common stock exercisable at $0.45 per share, subject to adjustment. The note matures on February 5, 2016 and bears interest at the rate of 15% per annum. In the event of default, interest on the outstanding principal balance together with accrued and unpaid interest thereon will bear interest at a rate equal to the lesser of 20% per annum or the maximum rate permitted by applicable law. The note includes customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment. The conversion price of the note and exercise price of the warrant are subject to certain adjustments in including stock dividends and splits.

On May 14, 2015, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company sold a $75,000 senior secured convertible note and a five-year warrant to purchase 150,000 shares of common stock exercisable at $0.45 per share, subject to adjustment. The note matures on February 15, 2016 and bears interest at the rate of 15% per annum. In the event of default, interest on the outstanding principal balance together with accrued and unpaid interest thereon will bear interest at a rate equal to the lesser of 20% per annum or the maximum rate permitted by applicable law. The note includes customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment. The conversion price of the note and exercise price of the warrant are subject to certain adjustments in including stock dividends and splits.

The foregoing are summaries of certain terms and agreements discussed herein. These summaries do not purport to be complete and are qualified in their entirety by reference to the full texts, which are filed as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2014.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Rule 506 of Regulation D or Section 4(a)(2) of the Securities Act of 1933, as amended, since, among other things, the transactions did not involve a public offering.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The names of our directors and executive officers and their ages, titles, and biographies as of December 31, 2014 are set forth below:

NAME	AGE	OFFICE HELD
Louis Rossi	44	Chief Executive Officer and Chairman
Edward Storm	53	Chief Operating Officer and Director
Steven Marr	59	Chief Financial Officer
Jacob Morris	52	Chief Advertising Officer
Steven Sjoblad	65	Director

Louis Rossi. Louis Rossi has served as our Chief Executive Officer since June 13, 2014. Mr. Rossi holds considerable tech industry experience as an engineer, executive and entrepreneur. Prior to being appointed as the Chief Executive Officer, Mr. Rossi served as the Chief Executive Officer of CCPrep.com from December 1997 to November 2013 where he negotiated the sale of the firm to Earthweb Incorporated for $3.25 million. Subsequently, in 2003, Mr. Rossi re-purchased CCPrep.com and, in 2013, sold CCPrep.com to Fastlane Training of the US. Mr. Rossi founded Qoncert, LLC in November 2003 for which he served as its Chief Executive Officer until November 2013. Mr. Rossi received a BS in Physics from Florida State University in 1992. We believe that Mr. Rossi’s experience in and knowledge of the tech industry is vital to our corporate team.

Edward Storm. Mr. Storm has served as our Chief Operating Office since April 23, 2014 and Director since September 2, 2014. Mr. Storm was the President and CEO of Reward Wall Systems until he sold the company in February of 2014. Over sixteen years, Mr. Storm played an integral role with Reward Wall Systems taking it from $4 million to over $18 million in annual revenue at its peak. Mr. Storm managed all daily activity at Reward Wall Systems, including but not limited to Sales, Accounting, Bank and Financing Relationships and Manufacturing Production and sat on the compensation committee and Board of Directors at Reward Wall Systems. Mr. Storm currently manages a real estate development company with holdings in Nebraska, Kansas, Colorado and Arizona totaling over 100,000 square feet of leasable space; his duties include lease negotiations, cash flow projections, budgeting, management of bank relationships and property development. Mr. Storm was an advisor at E.F. Hutton, Shearson Lehman Brothers and R.W. Baird where he built a book of business in excess of $100 million in assets under management. Mr. Storm was a Certified Public Accountant having worked with Arthur Andersen in the Small Business Division helping clients grow and develop their businesses by providing Accounting, Tax and Consulting Services. We believe his experience and knowledge of finance and accounting as well as corporate management has made Mr. Storm a vital member of our corporate team.

Steven Marr. Mr. Marr has served as our Chief Financial Officer since September 2, 2014. Mr. Marr holds more than 30-years of experience in a wide range of financial areas including accounting, financial planning, financial and technology audits, consulting, IT and operations management. Prior to joining our company, Mr. Marr was the business unit director and CFO engagement director for Stone Carlie, a St. Louis-based professional services, accounting, wealth management, and consulting company. He also was the corporate controller for a $700 million global automobile components manufacturer where he led customer profitability and fraud detection efforts, and finance director of a $750 million printing and electronic media company where he aggressively lowered operational expenses. We believe that Mr. Marr’s experience and knowledge in finance and accounting are of great value to our Company.

Jacob Morris. Mr. Morris has served as our Chief Advertising Officer since January 19, 2015. From 2011 to 2015, Mr. Morris held the position of Chief Operating Officer at Studio W/ WOWIO, where he serves in the capacity of overseeing the continued business matters in revenue growth as well as day-to-day operations of the company. From December 2008 through August 2011, he was co-founder and Chief Operating Officer of a boutique ad-operations company, Commercial Road Media, LLC. The company’s focus was to provide comprehensive ad operations service to clients including, DECA, LLC, VidShadow, EgoTV, CitySpur and many more. From April 2007 through December 2008, Mr. Morris consulted with various clients in the field of ad operations. From 2005 to 2007, Mr. Morris joined United Online as the Manager of Ad Operations. His main focus was the migration of the entire ad operations system over to Open AdStream (a premiere ad-delivery system) from the company’s own in-house solution. In 2001, Mr. Morris began consulting in ad operations efficiency. His clients included Playboy, Forbes, and the NY Times. In 1996 until 2001, Mr. Morris joined Real Media, Inc., one of the first online ad networks and predecessor to 24/7 Real Media (TFSM), and helped build the company from a seven-man team to over 600 employees. He participated taking it from a startup company to a $680 million dollar global marketing services company. During his tenure at Real Media he created technical support, account management, and training divisions. Mr. Morris holds a Bachelor and Master of Arts Degree in Industrial/Population Psychology. We believe that Mr. Morris brings to the Company significant experience in advertising and marketing.

Steven Sjoblad. Mr. Sjoblad has served as Director since January 13, 2015. Mr. Sjoblad’s expertise in corporate leadership, strategy and marketing spans more than forty (40) years. Since August 2005, Mr. Sjoblad has served as the Chief Executive Officer of Captira Analytical, a cloud-based software, data and analytics firm serving the criminal justice vertical market based in Albany, NY. He also serves in an advisory capacity to Intersections, Inc. (INTX), the parent company of Captira Analytical, and is currently developing a consumer-directed online privacy/security/fraud offering to meet the growing concern over personal data. In addition, since December 1999, Mr. Sjoblad has operated a strategy consulting business. His consulting clients include Fair, Isaac & Company (big data and analytics), Charter Communications (cable, Internet and voice), Wilson Learning Worldwide (corporate learning), Riordan, Lewis & Haden Equity Partners, Companion Systems (banking industry supplier), Tattoo Media (web consultant) and Pro Medicus (medical software). Between January 2001 and September 2003, Mr. Sjoblad served as the Executive Vice President - Chief Marketing Officer at FICO, an analytics and software concern serving the financial, insurance and retail industries, where he managed Global Consumer Services. Between July 1983 and December 1999, Mr. Sjoblad served as the President of Fallon Worldwide where he guided global strategy and marketing programs for numerous corporations including FedEx, Purina, Northwest Airlines, VF Corporation, Porsche Cars NA and Jim Beam Brands. Mr. Sjoblad also serves as a director on the Boards of Directors of other companies. Since June 2003, he has served as a director of Schwan Food Company, a multi-billion dollar international food concern, and holds several committee chairmanships. Since July 2013, Mr. Sjoblad has served as a director of New Perspectives, an assisted living facility developer. Between September 2012 through the present, he has served as a director of Sektyr International, Inc. a technology solutions company serving both government agencies and private industries. We believe that Mr. Sjoblad is a valuable member of our Board of Directors due to his wealth of experience in corporate management and marketing.

Family Relationships

There are no family relationships among our directors and executive officers.

Board Leadership Structure and Role in Risk Oversight

Due to the small size and early stage of the Company, we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined. Mr. Rossi currently serves as Chairman and Chief Executive Officer.

Our Board of Directors is primarily responsible for overseeing our risk management processes on behalf of the Company. The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding the Company’s assessment of risks. The Board of Directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by the Company are consistent with the board’s appetite for risk. While the board oversees the Company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Meetings and Committees of the Board of Directors

During the fiscal year ended December 31, 2014, our Board of Directors held no meetings and approved certain actions by unanimous written consent. We expect our directors to attend all Board of Directors meetings and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities.

We currently do not maintain any committees of the Board of Directors. Given our size and the development of our business to date, we believe that the board through its meetings can perform all of the duties and responsibilities which might be contemplated by a committee.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because of the small number of persons involved in the management of the Company.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

As we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, we are not subject to Section 16(a) of the Exchange Act.

ITEM 11.         EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth all compensation earned in respect of the Company’s Chief Executive Officer and the two (2) other most highly compensated executive officers, who received compensation in excess of $100,000 per year for 2014 and 2013.

SUMMARY COMPENSATION TABLE

Position	Fiscal Year	Salary ($)	Bonus ($)	Stock ($)		Other ($)	Total ($)

Timothy Roberts (1)	2014	0	0	0		0	0
Former Chief Executive Officer	2013	0	0	0		0	0

Louis Rossi (2)	2014	44,700	0	25,000	(7)	0	69,700
Chief Executive Officer	2013	-	-	-		-	-

Terrance Taylor (3)	2014	37,500	0	37,500	(8)	0	75,000
Former Chief Financial Officer	2013	-	-	-		-	-

Steven Marr (4)	2014	47,500	0	0		0	47,500
Chief Financial Officer	2013	-	-	-		-	-

Edward Storm (5)	2014	68,000	0	70,000	(6)	0	138,000
Chief Operating Officer	2013	-	-	-		-	-

(1)	During the fiscal year ended 2013, Mr. Roberts was the sole officer of the Company, and he received no compensation. Mr. Roberts resigned as our Chief Executive Officer on June 13, 2014.
(2)	Mr. Rossi was appointed as our Chief Executive Officer on June 13, 2014.
(3)	Mr. Taylor served as our Chief Financial Officer from April 1, 2014 through September 2, 2014.
(4)	Mr. Marr was appointed as our Chief Financial Officer on September 2, 2014.
(5)	Mr. Storm was appointed as our Chief Operating Officer on April 23, 2014.
(6)	Represents 350,000 shares of common stock at $0.10 per share, a value of $35,000, and 140,000 shares of common stock at $0.25 per share, a value of $35,000.
(7)	Represents 100,000 shares for services at $0.25 per share, a value of $25,000.
(8)	Represents 150,000 shares for services at $0.25 per share, a value of $37,500.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

We executed an Employment Agreement with Mr. Rossi on June 10, 2014, as amended December 17, 2014 (the “Rossi Employment Agreement”). The compensation provisions under the Rossi Employment Agreement have not yet become effective, due to a compensation trigger not having been satisfied as of the date of this Annual Report. In anticipation of such compensation trigger and in consideration of services currently performed and performed since execution of the Rossi Employee Agreement, Mr. Rossi receives $15,000 per month.

Edward Storm, Steve Marr and Jacob Morris currently receive compensation from the Company, as determined by the Company’s Board of Directors. However, formal written consulting agreements have yet to be executed. Current compensation arrangements are as follows: (i) Mr. Storm receives $15,000 per month and was issued 350,000 shares of restricted common stock as additional compensation upon appointment; (ii) Mr. Marr receives $11,500 per month and entitled to receive 250,000 shares as additional compensation, which will vest over the course of a three-year period that began August 22, 2014; and (iii) Mr. Morris receives $15,000 per month pursuant to his offer letter dated January 14, 2015 (the “Morris Offer Letter”), and is entitled to receive 500,000 shares, 100,000 of which vested but remain unissued as of the date of this Annual Report, and 400,000 of which will vest over the course of a three-year period that began on January 14, 2015.

Option/SAR Grants in Fiscal Year Ended December 31, 2014

None.

Outstanding Equity Awards at Fiscal Year-End

The Company had no outstanding equity awards or equity compensation plan as of December 31, 2014.

Director Compensation

None.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of the date of this Annual Report:

•	by each person who is known by us to beneficially own more than 5% of our common stock;
•	by each of our officers and directors; and
•	by all of our officers and directors as a group.

Name and Address Of Beneficial Owner (1)	Number of Shares Owned (2)	Percentage of Class (3)

Executive Officers and Directors
Louis Rossi	2,705,007	3.2%
Edward Storm (4)	4,437,662	5.2%
Steve Marr	0	0%
Jacob Morris	100,000	0.1%
Steven Sjoblad	1,250,007	1.5%
All Officers and Directors as a Group (5 persons)	8,492,676	10.0%

5% or More Stockholders

Timothy Roberts	11,350,070	13.4%
Sir Michael Marshall	12,352,035	14.6%
StormFine LLC (5)	10,200,000	12.0%
Edward Storm (4)	4,437,662	5.2%

(1)	The address for each of our officers and directors is Highlands Plaza Two, 5700 Oakland Ave, #200 St. Louis, Missouri 63110.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of the date of this Annual Report are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)	Percentage based on 84,785,827 shares of common stock outstanding as of May 27, 2015.

(4)	Mr. Storm is the sole owner of ELS Capital Consulting LLC, which holds 2,637,653 shares of the Company’s common stock that are therefore deemed to be beneficially owned by him.

(5)	StormFine LLC is owned and controlled by Angela Clofine and Jennifer Storm (the spouse of Edward Storm, our Chief Operating Officer). These two individuals also own and control AngJen LLC. Due to the joint ownership, the shares of StormFine LLC and AngJen LLC have been aggregated for the purposes of disclosing beneficial ownership.

(6)	This represents 7,000,000 shares held by StormFine LLC and 3,200,000 of shares held by AngJen LLC.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as disclosed below, during the last two fiscal years, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 5% of the outstanding common, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

On May 15, 2014, the Company entered into a Master Services Agreement with CloudWebStore for CloudWebStore to develop a tailored and branded eStore for the Company to sell and distribute a variety of digital and physical products. The term of the Agreement is for One Hundred Twenty (120) months and, pursuant to the Agreement, the Company will receive twenty percent (20%) of Net Revenue generated from sales of Products via the eStore. In addition, the Company is required to pay a development fee of One Million Dollars ($1,000,000) to CloudWebStore on or before December 31, 2014. The Company’s Founder and former Chief Executive Officer is also the Chief Executive Officer and majority shareholder of CloudWebStore. Costs incurred to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the asset if certain criteria are met. Costs related to preliminary project activities and post implementation activities are expensed as incurred. We evaluate the costs incurred during the application development stage of website development to determine whether the costs meet the criteria for capitalization. As of December 31, 2014 and December 31, 2013, we had approximately $0 and $0, respectively, of capitalized internal use software and website development costs specific to the eStore being developed pursuant to the Master Services Agreement with CloudWebStore, net of accumulated amortization. These costs are being amortized over their three year estimated useful lives. As of December 31, 2014 and December 31, 2013, the Company recorded amortization expense of $0 and $0, respectively.

On April 7, 2015, the Company issued to Steve Sjoblad, a director of the Company, a promissory note in the principal amount of $20,000. The note accrues interest at the rate of 1%, and was originally due on April 13, 2015; on May 28, 2015, the maturity date was extended to July 15, 2015.

On May 14, 2015, the Company issued to Steve Sjoblad, a director of the Company, a secured convertible note in the principal amount of $75,000 bearing interest at the annual rate of 15% and due on February 15, 2016, which is convertible into like securities of the Company’s next offering at the lesser of 70% of such offering’s per share price or $0.45 per share pursuant to a securities purchase agreement. The note is secured by a security interest in all of the Company’s assets. In connection with the issuance of the note, the Company also issued a warrant to purchase 150,000 shares of the Company’s common stock at an exercise price equal to the lessor of 70% of the price of common stock sold in a subsequent offering or $0.45 per share. The conversion and exercise prices are subject to adjustment in the event of certain events, including stock splits and dividends.

Director Independence

We are not currently listed on any national securities exchange that has a requirement that the board of directors be independent. At this time we do not have an “independent director” as that term is defined under the rules of the NASDAQ Capital Market.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES.

On July 8, 2014, we dismissed Li and Company, PC (“Li”) as our independent registered public accounting firm and appointed  De Joya Griffith, LLC (“DeJoya”) as our new independent  registered public accounting firm.

The following is a summary of fees for professional services rendered by DeJoya for the year ended December 31, 2014 and by Li for the year ended December 31, 2013.

	Fiscal Year Ended
	December 31, 2014	December 31, 2013

Audit fees	$48,750	$3,000
Audit – related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits.

2.1	Agreement and Plan of Merger between Alarming Devices, Inc. and Station Digital, Inc., dated April 23, 2014 (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 28, 2014)

3.1	Amended and Restated Articles of Incorporation of Alarming Devices, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 28, 2014)

3.2	Amended By-laws (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on April 28, 2014)

3.3	Plan of Conversion (Incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K, filed with the SEC on April 28, 2014)

10.2	Employment Agreement by and between StationDigital Corporation and Louis Rossi dated June 10, 2014 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 16, 2014)

10.3	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 1, 2014)

10.4	Form of Secured Convertible Note (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on July 1, 2014)

10.5	Form of Warrant (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on July 1, 2014)

10.6	Form of Security Agreement (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on July 1, 2014)

10.7	Amendment by and between StationDigital Corporation and the Purchasers set forth therein, dated November 7, 2014 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2014)

10.8	Amended and Restated Securities Purchase Agreement by and between StationDigital Corporation and Eagle Venture Management, LLC, dated August 26, 2014 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2014)

10.9	15% Senior Secured Convertible Note (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2014)

10.10	Warrant, as Amended (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2014)

10.11	Amendment by and between StationDigital Corporation and the Majority Holders set forth therein, dated January 14, 2015*

10.12	Term Sheet by and between StationDigital Corporation and Network Foundation Technologies, LLC Executed January 19, 2015*

10.13	Securities Purchase Agreement dated March 16, 2015 by and between StationDigital Corporation and WS 2006 Irrevocable Trust*

10.14	15% Senior Secured Convertible Note dated March 17, 2015*

10.15	Warrant to Purchase Common Stock dated March 17, 2015*

10.16	Escrow Agreement Dated March 16, 2015*

10.17	Securities Purchase Agreement dated May 1, 2015 by and between StationDigital Corporation and Gust Vasilakis*

10.18	15% Senior Secured Convertible Note dated May 1, 2015*

10.19	Warrant to Purchase Common Stock dated May 1, 2015*

10.20	Promissory Note dated April 7, 2015*

10.21	Promissory Note dated May 1, 2015*

10.22	Securities Purchase Agreement dated May 1, 2015 by and between StationDigital Corporation and Samuel Lerda*

10.23	15% Senior Secured Convertible Note dated May 4, 2015*

10.24	Warrant to Purchase Common Stock dated May 4, 2015*

10.25	Securities Purchase Agreement dated May 14, 2015 by and between StationDigital Corporation and Steve Sjoblad*

10.26	15% Senior Secured Convertible Note dated May 14, 2015*

10.27	Warrant to Purchase Common Stock dated May 14, 2015*

16.01	Letter to the SEC from Li and Company, PC (Incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 25, 2014)

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

  * filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATIONDIGITAL CORPORATION

Date: May 29, 2015	By:	/s/ LOUIS ROSSI
Louis Rossi
Chief Executive Officer (Principal Executive Officer)

Date: May 29, 2015	By:	/s/ STEVE MARR
Steve Marr
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/LOUIS ROSSI	Chief Executive Officer and Chairman	May 29, 2015
Louis Rossi

/s/EDWARD STORM	Chief Operating Officer and Director	May 29, 2015
Edward Storm

/s/STEVEN SJOBLAD	Director	May 29, 2015
Steven Sjoblad

 STATIONDIGITAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

StationDigital Corporation

We have audited the accompanying balance sheets of StationDigital Corporation (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of StationDigital Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $17,026,591. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC
Henderson, NV
May 28, 2015

StationDigital Corporation
Balance Sheets
(Audited)

	December 31, 2014	December 31, 2013

Assets
Current assets
Cash	$8,325	$5,687
Prepaid expenses	26,293	-
Financing Cost	122,868	-
Deposit	47,840	1,000
Total current assets	205,326	6,687

Property and equipment, net	48,690	41,865
Website development costs, net	317,119	229,884
Trademarks	28,105	-
Total assets	$599,240	$278,436

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$4,409,464	$634,097
Advances from stockholder	85,837	-
Accrued expenses	348,235	-
Accured interest	83,637	-
Derivitive liability -warrants	1,732,881	-
Derivitive liability -convertible notes	1,775,404
Notes payable, net of unamortized debt discount of $1,645,582	541,919	-
Related party payable	168,627	-
Payable to GHH Commerce	-	416,183
Total current liabilities	9,146,004	1,050,280

Note Payable - GoldenHeart Holdings	-	5,676,478
Total Liabilities	9,146,004	6,726,758

Stockholders' deficit
Preferred stock par value $0.001: 10,000,000 shares authorized;
988 and 988 shares issued and outstanding, respectively	-	-
Common stock par value $0.001: 500,000,000 shares authorized;
83,527,827 and 44,883,600 shares issued and outstanding, respectively	83,528	44,884
Loan to Shareholder	-	(4,045)
Related party receivable	-	(468,389)
Stock payable	202,359	2,456
Additional paid-in capital	8,193,940	(42,340)
Accumulated deficit	(17,026,591)	(5,980,888)
Total stockholders' deficit	(8,546,764)	(6,448,322)
Total liabilities and stockholders' deficit	$599,240	$278,436

See accompanying notes to the financial statements.

StationDigital Corporation
Statements of Operations

	For the Year	For the Year
	Ended	Ended
	December 31, 2014	December 31, 2013

Revenue	$66,171	$13,512

Cost of revenue	475,556	559,750

Gross loss	(409,385)	(546,238)

Operating expenses
Product development costs	829,618	282,016
Sales and marketing	3,816,618	4,627,523
Impairment of assets	884,793	-
General and administrative	3,131,948	455,613

Total operating expenses	8,662,977	5,365,152

Loss from operations	(9,072,362)	(5,911,390)

Other income (expense)
Loss on change in derivitive	(647,116)	-
Loss from debt extinguishment	(673,670)
Interest expense	(652,555)	-
Total other income (expense)	(1,973,341)	-

Net loss	$(11,045,703)	$(5,911,390)

Net loss per common share:
- Basic	$(0.14)	$(0.13)

Weighted average common shares outstanding
- Basic	78,918,895	44,883,600

See accompanying notes to the financial statements.

StationDigital Corporaation

(A Development Stage Company)

Statement of Stockholders’ Deficit

For the years ended December 31, 2014 and 2013

(Audited)

					Additional		Loans	Related		Total
	Preferred stock		Common stock		Paid-in	Stock	to	Party	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Shareholder	Receivable	Deficit	Deficit
Balance December 31, 2012	988	-	44,883,600	44,884	(42,340)	-	-	-	(69,498)	(66,954)

Stock payable - advisory board shares	-	-	-	-	-	2,456	-	-	-	2,456

Loans to Shareholder	-	-	-	-	-	-	(4,045)		-	(4,045)

Related party advances	-	-	-	-	-	-	-	(468,389)	-	(468,389)

Net loss	-	-	-	-	-	-	-	-	(5,911,390)	(5,911,390)

Balance December 31, 2013	988	-	44,883,600	44,884	(42,340)	2,456	(4,045)	(468,389)	(5,980,888)	(6,448,322)

Shares issued for cash	-	-	595,000	595	118,405	-	-	-	-	119,000

Shares issued for services	-	-	6,141,000	6,141	1,507,334	-	-	-	-	1,513,475

Shares issued on conversion of related party notes			17,216,560	17,217	5,793,496	-	-	-	-	5,810,713

Shares issued on conversion of notes	-	-	3,891,667	3,892	946,108	-	-	-	-	950,000

Shares issued in conjunction with merger	-	-	10,800,000	10,800	(129,063)	-	-	-	-	(118,263)

Stock payable - advisory board shares	-	-	-	-	-	199,903	-	-	-	199,903

Loans to Shareholder	-	-	-	-	-	-	4,045		-	4,045

Settlements on related party advances	-	-	-	-	-	-	-	468,389	-	468,389

Net loss	-	-	-	-	-	-	-	-	(11,045,703)	(11,045,703)

Balance December 31, 2014	988	$-	83,527,827	$83,528	$8,193,940	$202,359	$-	$-	$(17,026,591)	$(8,546,764)

See accompanying notes to the financial statements.

StationDigital Corporation
Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31, 2014	December 31, 2013

Cash flows from operating activities:
Net loss	$(11,045,703)	$(5,911,390)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83,719	24,261
Amortization of interest expense	541,918	-
Amortization of financing cost	71,309	-
Common stock issued for services	1,513,475	-
Loss from debt extinguisment	673,670	-
Loss on change in derivitive	647,116	-
Allowance for bad debt	189,753	-
Impairment of assets	884,793	-
Changes in operating assets and liabilities:
Increase in prepaid expenses	(26,293)	-
Increase in deposits	(46,840)	-
Increase in accounts payable	3,742,941	634,097
Increase in accrued expenses	348,235	-
Increase in accrued interest	83,637	-
Increase in stock payable	199,903	2,456

Net cash used in operating activities	(2,138,367)	(5,250,576)

Cash flows from investing activities
Related party receivables	(408,777)	(468,389)
Website development	(317,119)	(201,160)
Purchase of equipment	(53,995)	(44,948)
Loans to shareholders	-	(4,045)
Trademarks	(28,105)	-

Net cash used in investing activities	(807,996)	(718,542)

Cash flows from financing activities:
Proceeds from promissory notes	1,993,323	-
Proceeds from related party payable	168,627	-
Proceeds from GoldenHeart Holdings	1,663,125	5,558,622
Payments to GoldenHeart Holdings	(1,884,916)	-
Proceeds from GHH Commerce	24,022	416,183
Payments to GHH Commerce	(84,180)	-
Proceeds from convertible notes	950,000	-
Proceeds from sale of common stock	119,000	-

Net cash provided by financing activities	2,949,001	5,974,805

Net change in cash	2,638	5,687

Cash, beginning of reporting period	5,687	-

Cash, end of reporting period	$8,325	$5,687

Supplemental disclosure of cash flows information:
Interest paid	$-	$-
Income tax paid	$-	$-

Noncash investing and financing activities:
Related party payable converted to common stock	$(5,810,786)	$-
Net liabilities assumed in reverse merger	$118,263	$-
Capitalized financing cost	$194,177	$-

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

StationDigital is a multimedia digital broadcast company that offers free music streaming for millions of songs. StationDigital features both genre-based and artist-based music discovery stations to suit an endless variety of musical tastes and a personal recommendation service - all available both online and through its iOS and Android mobile apps.

Our StationDigital Listener Rewards Program is designed to incentivize our users to play an active part in the growth of our customer base and brand. The StationDigital Listener Rewards Program allows our registered users to earn rewards points when they listen to StationDigital on the Internet or through our mobile apps, and every time they share StationDigital with friends through social media. Rewards points can be redeemed through the StationDigital online superstore for a variety of physical or digital merchandise designed to appeal to users of all kinds.

StationDigital is guided by the ambition to be the first free Internet radio platform to evolve into a comprehensive digital media broadcast platform, available on any device, anywhere, anytime. To that end, StationDigital intends to steadily add music videos, movies, television programming, specialty programming and video games to our platform of digital media and entertainment which will be available to our users at all times. We intend our rewards program to extend to each additional digital media offering on the StationDigital platform.

The StationDigital mobile app is now available for both iTunes and Android. We expect the mobile app will soon be available in the other app stores, with the ultimate goal of increasing our reach to 100% of the mobile devices in use. Mobility is at the heart of our growing listener base in internet radio, and our marketing efforts are expanding beyond our browser focused initiatives and into a series of highly targeted mobile ad campaigns across multiple ad platforms with the goal of aggressively promoting brand recognition and increasing mobile app installs of StationDigital.

STATIONDIGITAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Additionally, as the markets for digital media consumption expand beyond laptops and mobile devices to the living room and the car, StationDigital intends to compete for those consumers as well.

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

STATIONDIGITAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Income Taxes

The Company accounts for income under FASB accounting standards codification No. 740 income taxes. Under FASB accounting standards codification No. 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The tax returns for the period ended December 31, 2014 and the period ended December 31, 2013 are subject to examination by the Internal Revenue Service.

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

STATIONDIGITAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Pursuant to ASC 825, the fair value of cash and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of cash, accounts receivables, marketable securities, accounts payable and accrued liabilities, and notes payable approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheets as of December 31, 2014 and December 31, 2013 as follows:

	Fair Value Measurements as of December 31, 2014 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/14	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Convertible note payable derivative liability	$1,775,404	$0	$0	$1,775,404
Warrant derivative liability	1,732,881	0	0	1,732,881
Total	$3,508,285	$0	$0	$3,508,285

	Fair Value Measurements as of December 31, 2013 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/13	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Convertible note payable derivative liability	$0	$0	$0	$0
Contingent consideration payable	0	0	0	0
Total	$0	$0	$0	$0

Change in convertible note payable derivative liability during the year ended December 31, 2014 were as follows:

Opening balance at December 31, 2013	$0
Initial valuation of derivatives	1,324,644

Loss on change in fair value of derivative liability	450,760
Closing balance at December 31, 2014	$1,775,404

Change in warrant derivative liability during the year ended December 31, 2014 were as follows:

Opening balance at December 31, 2013	$0
Initial valuation of derivatives	862,856
Loss on change in fair value of derivative liability	870,025
Closing balance at December 31, 2014	$1,732,881

STATIONDIGITAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

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

Website Development Costs

Costs incurred to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the asset if certain criteria are met. Costs related to preliminary project activities and post implementation activities are expensed as incurred. We evaluate the costs incurred during the application development stage of website development to determine whether the costs meet the criteria for capitalization. As of December 31, 2014 and December 31, 2013, we had approximately $317,119 and $229,884, respectively, of capitalized internal use software and website development costs, net of accumulated amortization. These costs are being amortized over their three year estimated useful lives. For the twelve month period ended December 31, 2014 and 2013, the Company recorded amortization expense of $78,415 and $21,178, respectively.

  STATIONDIGITAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

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

Beneficial Conversion Feature

The conversion features are first analyzed for bifurcation under ASC 815, then if the conversion features of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

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

Note 2 – Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. From inception (November 14, 2012) through December 31, 2014, the Company has an accumulated deficit of $17,026,591. The continuation of the Company as a going concern is dependent upon the continued financial support from its lenders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

 STATIONDIGITAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Note 3 – Property and Equipment

Property and equipment consisted of the following as of December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Computer & office equipment	$53,994	$3,835
Computer software	-	41,113
Property & Equipment, Total	53,994	44,948
Less accumulated depreciation	5,304	3,083
Property & Equipment, Net	$48,690	$41,865

Depreciation expense during the twelve months ended December 31, 2014 and the twelve months ended December 31, 2013 was $5,304 and 3,083, respectively.

Note 4 - Related Party Transactions

As of December 31, 2014 and December 31, 2013, the Company's Founder and former Chief Executive Officer was indebted to the Company in the amounts of $0 and $4,045, respectively.

As of December 31, 2014 and December 31, 2013, the Company was indebted to the Company's Chief Operating Officer in the amounts of $168,627 and $0, respectively.

As of December 31, 2014 and December 31, 2013, the Company was indebted to Steel Pier Capital Advisors, LLC in the amounts of $532,466 and $0, respectively. The Company’s Chief Operating Officer as well as a Company Director are Venture Partners of Steel Pier Capital Advisors, LLC. The note is convertible at the holder's option into like securities of the Company's next offering at the lesser of a 30% discount to such offering price or $0.45 per share. The note is secured by a security interest in all of the Company's assets. In connection with the issuance of the note, the Company also issued warrants to the Holder to purchase 1,000,000 shares of the Company's common stock at an exercise price equal to the lesser of 70% of the price of the common stock in the subsequent offering or $0.45 per share, which warrant shall expire five years after the date of issuance.

As of December 31, 2014 and December 31, 2013, CloudWebStore was indebted to the Company in the amounts of $0 and $467,789, respectively, which is non-interest bearing, unsecured, and due on demand.  The Company's Founder and former Chief Executive Officer is also the Chief Executive Officer and majority shareholder of CloudWebStore. As of December 31, 2014, the Company deemed the indebtedness uncollectible and, for the twelve months December 31, 2014 and the twelve months ended December 31, 2013, the company recognized $189,753 and $0 bad debt expense, respectively. During the year ended December 31, 2014, the Company paid additional expenses incurred by and on behalf of CloudWebStore to build the e-commerce platform for the company. As of December 31, 2014, the Company placed a value of $0 on the e-commerce platform and, as a result, realized an asset impairment expense related to the e-commerce platform in the amount of $884,793 for the year ended December 31, 2014.

As of December 31, 2014 and December 31, 2013, CloudWebMall was indebted to the Company in the amounts of $0 and $600, respectively, which is non-interest bearing, unsecured, and due on demand.  The Company's Founder and former Chief Executive Officer is also the Chief Executive Officer and majority shareholder of CloudWebMall.

As of December 31, 2014 and December 31, 2013, the Company was indebted to GoldenHeart Holdings in the amounts of $0 and $5,676,478, respectively, which is non-interest bearing due upon the Company generation of more than $500,000 of gross revenue in any given month, upon resignation or termination of Tim Roberts (former CEO, now employee) with or without cause and in any event due no later than May 15, 2016, and unsecured.  The Company's Founder and former Chief Executive Officer is also the Chief Executive Officer and majority shareholder of GoldenHeart Holdings.

STATIONDIGITAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2014 and December 31, 2013, the Company was indebted to GHH Commerce in the amounts of $0 and $416,183, respectively, which is non-interest bearing, unsecured, and due on demand.  The Company's Founder and former Chief Executive Officer is also the Chief Executive Officer and majority shareholder of GHH Commerce.

On May 15, 2014, the Company entered into a Master Services Agreement with CloudWebStore for CloudWebStore to develop a tailored and branded eStore for the Company to sell and distribute a variety of digital and physical products. The term of the Agreement is for One Hundred Twenty (120) months and, pursuant to the Agreement, the Company will receive twenty percent (20%) of Net Revenue generated from sales of Products via the eStore. In addition, the Company is required to pay a development fee of One Million Dollars ($1,000,000) to CloudWebStore on or before December 31, 2014.  The Company's Founder and former Chief Executive Officer is also the Chief Executive Officer and majority shareholder of CloudWebStore.  Costs incurred to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the asset if certain criteria are met. Costs related to preliminary project activities and post implementation activities are expensed as incurred. We evaluate the costs incurred during the application development stage of website development to determine whether the costs meet the criteria for capitalization. As of December 31, 2014 and December 31, 2013, we had approximately $0 and $0, respectively, of capitalized internal use software and website development costs specific to the eStore being developed pursuant to the Master Services Agreement with CloudWebStore, net of accumulated amortization. These costs are being amortized over their three year estimated useful lives. As of December 31, 2014 and December 31, 2013, the Company recorded amortization expense of $0 and $0, respectively.

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

STATIONDIGITAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

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

STATIONDIGITAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

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

STATIONDIGITAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

On June 11, 2014, the Company borrowed $25,000 under a 10% convertible promissory note, which is payable June 11, 2015 and entitles the note holder to convert the amount of the note into shares of stock at a per share price of $0.40. On June 11, 2014, the entire amount of the note was converted at a per share price of $0.40. The Company recognized no gain or loss on the conversion.

On June 30, 2014, the Company borrowed $500,000 under a convertible senior secured note.  The note accrues interest at the rate of 12%, is due on March 31, 2015 and was convertible at the holder's option into like securities of the Company's next offering at the greater of a 30% discount to such offering price or $0.50 per share.  On August 26, 2014, the note was amended and is convertible at the holder's option into like securities of the Company's next offering at the lesser of a 30% discount to such offering price or $0.45 per share.  The note is secured by a security interest in all of the Company's assets.  In connection with the issuance of the note, the Company also issued warrants to the Holder to purchase 500,000 shares of the Company's common stock at an exercise price equal to the greater of 70% of the price of the common stock in the subsequent offering or $0.50 per share, which warrant shall expire five years after the date of issuance.  On August 26, 2014, the warrants were amended for the Holder to purchase 500,000 shares of the Company's common stock at an exercise price equal to the lesser of 70% of the price of the common stock in the subsequent offering or $0.45 per share. In accordance with ASC 470-50, the modification of non cash terms had a fair value that was greater than 10% of the non cash terms of the modified agreement. Accordingly the modification was accounted for as extinguishment of debt. The new debt instrument was initially recorded at fair value, and that amount used to determine the debt extinguishment gain or loss to be recognized and the effective rate of the new instrument. The Company recognized a gain of $8,304 based on modification. On November 7, 2014, the note was amended such that the interest rate of the 12% increased to 15%, the term "Qualified Financing" was redefined to mean an equity or convertible equity financing by the Company after the completion of the Notes and the warrants were amended increasing the number of warrants from 500,000 shares to 1,000,000 shares. On March 13, 2015, the note was amended extending the maturity date from March 31, 2015 to May 31, 2015. The Company evaluated the modified terms of the convertible note and warrants under FASB ASC 815 and determined that the convertible note and warrants require derivative accounting treatment, which resulted in recognizing a discount of $500,000 on the note which is being amortized over the life of the note and derivative liability in the amount of $709,451 as of December 31, 2014.

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

On August 15, 2014, the Company borrowed $100,000 under a convertible senior secured note.  The note accrues interest at the rate of 12%, is due on May 15, 2015 and is convertible at the holder's option into like securities of the Company's next offering at the lesser of a 30% discount to such offering price or $0.45 per share.  The note is secured by a security interest in all of the Company's assets. In connection with the issuance of the note, the Company also issued warrants to the Holder to purchase 100,000 shares of the Company's common stock at an exercise price equal to the lesser of 70% of the price of the common stock in the subsequent offering or $0.45 per share, which warrant shall expire five years after the date of issuance. On November 7, 2014, the note was amended such that the interest rate of the 12% increased to 15%, the term "Qualified Financing" was redefined to mean an equity or convertible equity financing by the Company after the completion of the Notes and the warrants were amended increasing the number of warrants from 100,000 shares to 200,000 shares.  The Company evaluated the terms of the convertible note and warrants under FASB ASC 815 and determined that the convertible note and warrants require derivative accounting treatment which resulted in recognizing a discount of $100,000 on the note which is being amortized over the life of the note and derivative liability in the amount of $163,212 as of December 31, 2014.

STATIONDIGITAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

On August 26, 2014, the Company borrowed $25,000 under a convertible senior secured note.  The note accrues interest at the rate of 12%, is due on May 26, 2015 and is convertible at the holder's option into like securities of the Company's next offering at the lesser of a 30% discount to such offering price or $0.45 per share.  The note is secured by a security interest in all of the Company's assets. In connection with the issuance of the note, the Company also issued warrants to the Holder to purchase 25,000 shares of the Company's common stock at an exercise price equal to the lesser of 70% of the price of the common stock in the subsequent offering or $0.45 per share, which warrant shall expire five years after the date of issuance. On November 7, 2014, the note was amended such that the interest rate of the 12% increased to 15%, the term "Qualified Financing" was redefined to mean an equity or convertible equity financing by the Company after the completion of the Notes and the warrants were amended increasing the number of warrants from 25,000 shares to 50,000 shares. The Company evaluated the terms of the convertible note and warrants under FASB ASC 815 and determined that the convertible note and warrants require derivative accounting treatment which resulted in recognizing a discount of $25,000 on the note which is being amortized over the life of the note and derivative liability in the amount of $41,359 as of December 31, 2014.

On August 26, 2014, the Company borrowed $25,000 under a convertible senior secured note.  The note accrues interest at the rate of 12%, is due on May 26, 2015 and is convertible at the holder's option into like securities of the Company's next offering at the lesser of a 30% discount to such offering price or $0.45 per share.  The note is secured by a security interest in all of the Company's assets. In connection with the issuance of the note, the Company also issued warrants to the Holder to purchase 25,000 shares of the Company's common stock at an exercise price equal to the lesser of 70% of the price of the common stock in the subsequent offering or $0.45 per share, which warrant shall expire five years after the date of issuance. On November 7, 2014, the note was amended such that the interest rate of the 12% increased to 15%, the term "Qualified Financing" was redefined to mean an equity or convertible equity financing by the Company after the completion of the Notes and the warrants were amended increasing the number of warrants from 25,000 shares to 50,000 shares. The Company evaluated the terms of the convertible note and warrants under FASB ASC 815 and determined that the convertible note and warrants require derivative accounting treatment which resulted in recognizing a discount of $25,000 on the note which is being amortized over the life of the note and derivative liability in the amount of $41,359 as of December 31, 2014.

On September 25, 2014, the Company borrowed $12,500 under a convertible senior secured note.  The note accrues interest at the rate of 12%, is due on June 25, 2015 and is convertible at the holder's option into like securities of the Company's next offering at the lesser of a 30% discount to such offering price or $0.45 per share.  The note is secured by a security interest in all of the Company's assets. In connection with the issuance of the note, the Company also issued warrants to the Holder to purchase 12,500 shares of the Company's common stock at an exercise price equal to the lesser of 70% of the price of the common stock in the subsequent offering or $0.45 per share, which warrant shall expire five years after the date of issuance. On November 7, 2014, the note was amended such that the interest rate of the 12% increased to 15%, the term "Qualified Financing" was redefined to mean an equity or convertible equity financing by the Company after the completion of the Notes and the warrants were amended increasing the number of warrants from 12,500 shares to 25,000 shares. The Company evaluated the terms of the convertible note and warrants under FASB ASC 815 and determined that the convertible note and warrants require derivative accounting treatment which resulted in recognizing a discount of $12,500 on the note which is being amortized over the life of the note and derivative liability in the amount of $21,144 as of December 31, 2014.

On September 25, 2014, the Company borrowed $25,000 under a convertible senior secured note.  The note accrues interest at the rate of 12%, is due on June 25, 2015 and is convertible at the holder's option into like securities of the Company's next offering at the lesser of a 30% discount to such offering price or $0.45 per share.  The note is secured by a security interest in all of the Company's assets. In connection with the issuance of the note, the Company also issued warrants to the Holder to purchase 25,000 shares of the Company's common stock at an exercise price equal to the lesser of 70% of the price of the common stock in the subsequent offering or $0.45 per share, which warrant shall expire five years after the date of issuance. On November 7, 2014, the note was amended such that the interest rate of the 12% increased to 15%, the term "Qualified Financing" was redefined to mean an equity or convertible equity financing by the Company after the completion of the Notes and the warrants were amended increasing the number of warrants from 25,000 shares to 50,000 shares. The Company evaluated the terms of the convertible note and warrants under FASB ASC 815 and determined that the convertible note and warrants require derivative accounting treatment which resulted in recognizing a discount of $25,000 on the note which is being amortized over the life of the note and derivative liability in the amount of $42,288 as of December 31, 2014.

STATIONDIGITAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

On September 25, 2014, the Company borrowed $50,000 under a convertible senior secured note.  The note accrues interest at the rate of 12%, is due on June 25, 2015 and is convertible at the holder's option into like securities of the Company's next offering at the lesser of a 30% discount to such offering price or $0.45 per share.  The note is secured by a security interest in all of the Company's assets. In connection with the issuance of the note, the Company also issued warrants to the Holder to purchase 50,000 shares of the Company's common stock at an exercise price equal to the lesser of 70% of the price of the common stock in the subsequent offering or $0.45 per share, which warrant shall expire five years after the date of issuance. On November 7, 2014, the note was amended such that the interest rate of the 12% increased to 15%, the term "Qualified Financing" was redefined to mean an equity or convertible equity financing by the Company after the completion of the Notes and the warrants were amended increasing the number of warrants from 50,000 shares to 100,000 shares. The Company evaluated the terms of the convertible note and warrants under FASB ASC 815 and determined that the convertible note and warrants require derivative accounting treatment which resulted in recognizing a discount of $50,000 on the note which is being amortized over the life of the note and derivative liability in the amount of $84,575 as of December 31, 2014.

On September 25, 2014, the Company borrowed $100,000 under a convertible senior secured note.  The note accrues interest at the rate of 12%, is due on June 25, 2015 and is convertible at the holder's option into like securities of the Company's next offering at the lesser of a 30% discount to such offering price or $0.45 per share.  The note is secured by a security interest in all of the Company's assets. In connection with the issuance of the note, the Company also issued warrants to the Holder to purchase 100,000 shares of the Company's common stock at an exercise price equal to the lesser of 70% of the price of the common stock in the subsequent offering or $0.45 per share, which warrant shall expire five years after the date of issuance.  On November 7, 2014, the note was amended such that the interest rate of the 12% increased to 15%, the term "Qualified Financing" was redefined to mean an equity or convertible equity financing by the Company after the completion of the Notes and the warrants were amended increasing the number of warrants from 100,000 shares to 200,000 shares. The Company evaluated the terms of the convertible note and warrants under FASB ASC 815 and determined that the convertible note and warrants require derivative accounting treatment which resulted in recognizing a discount of $100,000 on the note which is being amortized over the life of the note and derivative liability in the amount of $170,745 as of December 31, 2014.

On November 2, 2014, the Company borrowed $50,000 under a convertible senior secured note.  The note accrues interest at the rate of 15%, is due on August 2, 2015 and is convertible at the holder's option into like securities of the Company's next offering at the lesser of a 30% discount to such offering price or $0.45 per share.  The note is secured by a security interest in all of the Company's assets. In connection with the issuance of the note, the Company also issued warrants to the Holder to purchase 100,000 shares of the Company's common stock at an exercise price equal to the lesser of 70% of the price of the common stock in the subsequent offering or $0.45 per share, which warrant shall expire five years after the date of issuance. The Company evaluated the terms of the convertible note and warrants under FASB ASC 815 and determined that the convertible note and warrants require derivative accounting treatment which resulted in recognizing a discount of $50,000 on the note which is being amortized over the life of the note and derivative liability in the amount of $82,475 as of December 31, 2014.

STATIONDIGITAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

On November 2, 2014, the Company borrowed $100,000 under a convertible senior secured note.  The note accrues interest at the rate of 15%, is due on August 2, 2015 and is convertible at the holder's option into like securities of the Company's next offering at the lesser of a 30% discount to such offering price or $0.45 per share.  The note is secured by a security interest in all of the Company's assets. In connection with the issuance of the note, the Company also issued warrants to the Holder to purchase 200,000 shares of the Company's common stock at an exercise price equal to the lesser of 70% of the price of the common stock in the subsequent offering or $0.45 per share, which warrant shall expire five years after the date of issuance. The Company evaluated the terms of the convertible note and warrants under FASB ASC 815 and determined that the convertible note and warrants require derivative accounting treatment which resulted in recognizing a discount of $100,000 on the note which is being amortized over the life of the note and derivative liability in the amount of $164,953 as of December 31, 2014.

On November 2, 2014, the Company borrowed $200,000 under a convertible senior secured note.  The note accrues interest at the rate of 15%, is due on August 2, 2015 and is convertible at the holder's option into like securities of the Company's next offering at the lesser of a 30% discount to such offering price or $0.45 per share.  The note is secured by a security interest in all of the Company's assets. In connection with the issuance of the note, the Company also issued warrants to the Holder to purchase 400,000 shares of the Company's common stock at an exercise price equal to the lesser of 70% of the price of the common stock in the subsequent offering or $0.45 per share, which warrant shall expire five years after the date of issuance. The Company evaluated the terms of the convertible note and warrants under FASB ASC 815 and determined that the convertible note and warrants require derivative accounting treatment which resulted in recognizing a discount of $200,000 on the note which is being amortized over the life of the note and derivative liability in the amount of $329,898 as of December 31, 2014.

On November 7, 2014, the Company borrowed $1,000,000 under a convertible senior secured note.  The note accrues interest at the rate of 15%, is due on August 7, 2015 and is convertible at the holder's option into like securities of the Company's next offering at the lesser of a 30% discount to such offering price or $0.45 per share.  The note is secured by a security interest in all of the Company's assets. In connection with the issuance of the note, the Company also issued warrants to the Holder to purchase 2,000,000 shares of the Company's common stock at an exercise price equal to the lesser of 70% of the price of the common stock in the subsequent offering or $0.45 per share, which warrant shall expire five years after the date of issuance. The Company evaluated the terms of the convertible note and warrants under FASB ASC 815 and determined that the convertible note and warrants require derivative accounting treatment which resulted in recognizing a discount of $1,000,000 on the note which is being amortized over the life of the note and derivative liability in the amount of $1,656,825 as of December 31, 2014.

(A) Derivative liability- convertible notes

The Convertible Promissory Notes with Steel Pier Capital Partners, LLC with an issue date of June 30, 2014, Gene Salkind with an issue date of August 15, 2014, 25 NB LLC with an issue date of September 25, 2014, Alan Miller Living Trust with an issue date of September 25, 2014, Robert Coven, with an issue date of September 25, 2014, Pjake301LLC with an issue date of September 25, 2014, Mark Neuberger with an issue date of September 25, 2014, Irwin Blitt Revocable Trust with an issue date of September 25, 2014, FETRA with an issue date of November 2, 2014, Fedrick Daniel Gable with an issue date of November 2, 2014, Beneficial Capital Corp with an issue date of November 2, 2014 and Eagle Venture with an issue date of November 7, 2014 have an initial conversion price that is subject to anti-dilution adjustments that allow for the reduction in the Conversion Price in the event the Company subsequently issues equity securities including common stock or any security convertible or exchangeable for shares of common stock for no consideration or for consideration less than original conversion price.

STATIONDIGITAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

The Company’s convertible promissory note derivative liabilities due to anti-dilution adjustments has been measured at fair value at December 31, 2014 using a binomial model. Since the Conversion Price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation.

The inputs into the binomial models are as follows:

Conversion price	$0.28
Risk free rate	0.12%
Expected volatility	139% - 207%
Dividend yield	0%
Expected life	0.25 years – 0.60 years

(B) Derivative liability- warrants

In conjunction with the issuance of the Convertible Promissory Note issued to Steel Pier Capital Partners, LLC with an issue date of June 30, 2014, Gene Salkind with an issue date of August 15, 2014, 25 NB LLC with an issue date of September 25, 2014, Alan Miller Living Trust with an issue date of September 25, 2014, Robert Coven, with an issue date of September 25, 2014, Pjake301LLC with an issue date of September 25, 2014, Mark Neuberger with an issue date of September 25, 2014, Irwin Blitt Revocable Trust with an issue date of September 25, 2014, FETRA with an issue date of November 2, 2014, Fedrick Daniel Gable with an issue date of November 2, 2014 Beneficial Capital Corp with an issue date of November 2, 2014 and Eagle Venture with an issue date of November 7, 2014, the Company issued warrants to purchase 4,375,000 shares of common stock with an exercise price equal to the lesser of 70% of the price of the common stock in the subsequent offering or $0.45 per share and a life of five years.

The warrant is subject to anti-dilution adjustments that allow for the reduction in the conversion price in the event the Company subsequently issues equity securities including common stock or any security convertible or exchangeable for shares of common stock for no consideration or for consideration less than price equal to the lesser of 70% of the price of the common stock in the subsequent offering or $0.45 per share. The Company accounted for the conversion option in accordance with ASC Topic 815. Accordingly, the Conversion Option is not considered to be solely indexed to the Company’s own stock and, as such, is recorded as a liability.

The warrant derivative liability has been measured at fair value at December 31, 2014 using a Black-Scholes model. Since the Conversion Price contains an anti-dilution adjustment, the probability that the exercise price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation.

The inputs into the Black-Scholes model are as follows:

Risk free rate	1.65%
Expected volatility	228%
Dividend yield	0%
Expected life	4.85 years

STATIONDIGITAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Note 6 -  Equity

(A) Stock Issued to Founder

On November 14, 2012, the Company issued 44,883,600 shares of common stock to its founder for no consideration.

(B) Stock Issued for Cash

On August 11, 2008, the Company issued 88,235,500 shares of common stock for $5,000 ($0.0000567 per share) to the director of the Company. On April 23, 2014, the Company retired 83,435,500 of these shares pursuant to the Agreement and Plan of Merger dated April 23, 2014.

The Company had issued 6,000,000 shares of common stock prior to the reverse merger of which remain issued and outstanding.

On June 17, 2014, the Company issued 300,000 shares of restricted common stock for $60,000 ($0.20 per share).

On August 21, 2014, the Company issued 295,000 shares of restricted common stock for $59,000 ($0.20 per share).

(C) Stock Issued for Services

On April 1, 2014, the Company issued 900,000 shares of restricted common stock to the Company's Chief Financial Officer for services with a fair value of $180,000 ($0.20 per share).

On April 4, 2014, the Company issued 250,000 shares of restricted common stock for services to a consultant having a fair value of $50,000 ($0.20 per share).

On April 14, 2014, the Company issued 150,000 shares of restricted common stock for services to a consultant having a fair value of $30,000 ($0.20 per share).

On April 28, 2014, the Company issued 250,000 shares of restricted common stock for services to a consultant having a fair value of $50,000 ($0.20 per share).

On April 30, 2014, the Company issued 10,000 shares of restricted common stock for services to a consultant having a fair value of $2,000 ($0.20 per share).

On April 30, 2014, the Company issued 50,000 shares of restricted common stock for services to a consultant having a fair value of $10,000 ($0.20 per share).

On April 30, 2014, the Company issued 20,000 shares of restricted common stock for services to a consultant having a fair value of $4,000 ($0.20 per share).

On April 30, 2014, the Company issued 880,000 shares of restricted common stock for services to a consultant having a fair value of $176,000 ($0.20 per share).

On April 30, 2014, the Company issued 20,000 shares of restricted common stock for services to a consultant having a fair value of $4,000 ($0.20 per share).

On April 30, 2014, the Company issued 20,000 shares of restricted common stock for services to a consultant having a fair value of $4,000 ($0.20 per share).

On April 30, 2014, the Company issued 200,000 shares of restricted common stock for services to a consultant having a fair value of $40,000 ($0.20 per share).

On June 10, 2014, the Company issued 100,000 shares of restricted common stock to the Company's Chief Executive Officer for services with a fair value of $20,000 ($0.20 per share).

On June 17, 2014, the Company issued 370,000 shares of restricted common stock for services to a consultant having a fair value of $74,000 ($0.20 per share).

On July 31, 2014, the Company issued 25,000 shares of restricted common stock to the Company's Chief Executive Officer for services with a fair value of $5,000 ($0.20 per share). These shares were subsequently cancelled and returned to Treasury on December 31, 2014.

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

On August 31, 2014, the Company issued 25,000 shares of restricted common stock to the Company's Chief Executive Officer for services with a fair value of $5,000 ($0.20 per share). These shares were subsequently cancelled and returned to Treasury on December 31, 2014.

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

 STATIONDIGITAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

On September 30, 2014, the Company issued 25,000 shares of restricted common stock to the Company's Chief Executive Officer for services with a fair value of $5,000 ($0.20 per share). These shares were subsequently cancelled and returned to Treasury on December 31, 2014.

On November 19, 2014, the Company issued 140,000 shares of restricted common stock to the Company's Chief Operating Officer for services with a fair value of $57,400 ($0.41 per share).

On November 19, 2014, the Company issued 150,000 shares of restricted common stock for services to a consultant having a fair value of $61,500 ($0.41 per share).

On December 11, 2014, the Company issued 50,000 shares of restricted common stock for services to a consultant having a fair value of $21,000 ($0.42 per share).

On December 18, 2014, the Company issued 20,000 shares of restricted common stock for services to an advisor having a fair value of $8,000 ($0.40 per share).

On December 18, 2014, the Company issued 75,000 shares of restricted common stock for services to a consultant having a fair value of $30,000 ($0.40 per share).

On December 25, 2014, the Company issued 4,000 shares of restricted common stock for services to a consultant having a fair value of $1,600 ($0.40 per share).

On December 29, 2014, the Company issued 42,000 shares of restricted common stock for services to a consultant having a fair value of $16,800 ($0.40 per share).

(D) Stock Issued for Cash with Notes Payable

On May 16, 2014, the Company issued 30,000 shares of common stock with a fair value of $6,000 as additional consideration for a note payable. The fair value of the stock was allocated from the total proceeds received on the note payable and the resulting discount on the note payable amortized over the life of the note ($0.20 per share).

On May 19, 2014, the Company issued 30,000 shares of common stock with a fair value of $6,000 as additional consideration for a note payable. The fair value of the stock was allocated from the total proceeds received on the note payable and the resulting discount on the note payable amortized over the life of the note ($0.20 per share).

(E) Stock Issued for Conversion of Notes Payable

On February 22, 2014, GoldenHeart Holdings (the Company's Founder and former Chief Executive Officer is also the Chief Executive Officer and majority shareholder of Golden Heart Holdings) executed an amended and restated convertible debenture in the amount of $15,000 that entitled the Holder the right to convert the full principal amount of the debenture into shares of common stock of StationDigital, such that upon exercise of the conversion right, the Holder shall acquire interests in shares equal to 27/100 percent (0.27%) of the then outstanding equity interests of StationDigital, such percentage calculated on the basis of the conversion right having previously been fully exercised. On February 22, 2014, the Holder exercised the conversion right and the Company issued 163,800 shares of common stock to the Holder of the GoldenHeart Holdings convertible debenture in partial satisfaction of the payable to GoldenHeart Holdings. Upon conversion, $32,759 of the Company's payable to GoldenHeart Holdings was relieved ($0.20 per share).

  STATIONDIGITAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

On February 22, 2014, GoldenHeart Holdings (the Company's Founder and former Chief Executive Officer is also the Chief Executive Officer and majority shareholder of Golden Heart Holdings) executed an amended and restated convertible debenture in the amount of $15,000 that entitled the Holder the right to convert the full principal amount of the debenture into shares of common stock of StationDigital, such that upon exercise of the conversion right, the Holder shall acquire interests in shares equal to 27/100 percent (0.27%) of the then outstanding equity interests of StationDigital, such percentage calculated on the basis of the conversion right having previously been fully exercised. On February 22, 2014, the Holder exercised the conversion right and the Company issued 163,800 shares of common stock to the Holder of the GoldenHeart Holdings convertible debenture in partial satisfaction of the payable to GoldenHeart Holdings. Upon conversion, $32,759 of the Company's payable to GoldenHeart Holdings was relieved ($0.20 per share).

On February 24, 2014, GoldenHeart Holdings (the Company's Founder and former Chief Executive Officer is also the Chief Executive Officer and majority shareholder of Golden Heart Holdings) executed an amended and restated convertible debenture in the amount of $205,000 that entitled the Holder the right to convert the full principal amount of the debenture into shares of common stock of StationDigital and CloudWebStore, such that upon exercise of the conversion right, the Holder shall acquire interests in shares equal to three and 73/100 percent (3.73%) of the then outstanding equity interests of each of StationDigital and CloudWebStore, such percentage calculated on the basis of the conversion right having previously been fully exercised. On February 24, 2014, the Holder exercised the conversion right and the Company issued 2,236,960 shares of common stock to the Holder of the GoldenHeart Holdings convertible debenture in partial satisfaction of the payable to GoldenHeart Holdings. Upon conversion, $447,381 of the Company's payable to GoldenHeart Holdings was relieved ($0.20 per share).

On February 26, 2014, GoldenHeart Holdings (the Company's Founder and former Chief Executive Officer is also the Chief Executive Officer and majority shareholder of Golden Heart Holdings) executed an amended and restated convertible debenture in the amount of $1,068,000 that entitled the Holder the right to convert the full principal amount of the debenture into shares of common stock of StationDigital and CloudWebStore, such that upon exercise of the conversion right, the Holder shall acquire interests in shares equal to nineteen and 42/100 percent (19.42%) of the then outstanding equity interests of each of StationDigital and CloudWebStore, such percentage calculated on the basis of the conversion right having previously been fully exercised. On February 26, 2014, the Holder exercised the conversion right and the Company issued 11,652,000 shares of common stock to the Holder of the GoldenHeart Holdings convertible debenture in partial satisfaction of the payable to GoldenHeart Holdings. Upon conversion, $2,330,342 of the Company's payable to GoldenHeart Holdings was relieved ($0.20 per share).

On April 23, 2014, the Company issued 50,000 shares of common stock to convert a note payable with a fair value of $10,000 ($0.20 per share). The Company recognized no gain or loss on the conversion of this note.

On April 23, 2014, the Company issued 200,000 shares of common stock to convert a note payable with a fair value of $40,000 ($0.20 per share). The Company recognized no gain or loss on the conversion of this note.

On April 23, 2014, the Company issued 250,000 shares of common stock to convert a note payable with a fair value of $50,000 ($0.20 per share). The Company recognized no gain or loss on the conversion of this note.

On April 23, 2014, the Company issued 125,000 shares of common stock to convert a note payable with a fair value of $25,000 ($0.20 per share). The Company recognized no gain or loss on the conversion of this note.

On April 23, 2014, the Company issued 125,000 shares of common stock to convert a note payable with a fair value of $25,000 ($0.20 per share). The Company recognized no gain or loss on the conversion of this note.

On April 23, 2014, the Company issued 75,000 shares of common stock to convert a note payable with a fair value of $15,000 ($0.20 per share). The Company recognized no gain or loss on the conversion of this note.

STATIONDIGITAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

On April 23, 2014, the Company issued 500,000 shares of common stock to convert a note payable with a fair value of $100,000 ($0.20 per share). The Company recognized no gain or loss on the conversion of this note.

On April 23, 2014, the Company issued 125,000 shares of common stock to convert a note payable with a fair value of $25,000 ($0.20 per share). The Company recognized no gain or loss on the conversion of this note.

On April 23, 2014, the Company issued 500,000 shares of common stock to convert a note payable with a fair value of $100,000 ($0.20 per share). The Company recognized no gain or loss on the conversion of this note.

On April 23, 2014, the Company issued 100,000 shares of common stock to convert a note payable with a fair value of $20,000 ($0.20 per share). The Company recognized no gain or loss on the conversion of this note.

On April 23, 2014, the Company issued 83,333 shares of common stock to convert a note payable with a fair value of $25,000 (0.30 per share). The Company recognized no gain or loss on the conversion of this note.

On April 23, 2014, the Company issued 250,000 shares of common stock to convert a note payable with a fair value of $100,000 (0.40 per share). The Company recognized no gain or loss on the conversion of this note.

On April 23, 2014, the Company issued 25,000 shares of common stock to convert a note payable with a fair value of $10,000 (0.40 per share). The Company recognized no gain or loss on the conversion of this note.

On April 23, 2014, the Company issued 50,000 shares of common stock to convert a note payable with a fair value of $10,000 ($0.20 per share). The Company recognized no gain or loss on the conversion of this note.

On April 23, 2014, the Company issued 50,000 shares of common stock to convert a note payable with a fair value of $10,000 ($0.20 per share). The Company recognized no gain or loss on the conversion of this note.

On April 25, 2014, the Company issued 83,333 shares of common stock to convert a note payable with a fair value of $25,000 (0.30 per share). The Company recognized no gain or loss on the conversion of this note.

On April 25, 2014, the Company issued 62,500 shares of common stock to convert a note payable with a fair value of $25,000 (0.40 per share). The Company recognized no gain or loss on the conversion of this note.

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

On May 8, 2014, the Company issued 125,000 shares of common stock to convert a note payable with a fair value of $50,000 (0.40 per share). The Company recognized no gain or loss on the conversion of this note.

On May 8, 2014, the Company issued 125,000 shares of common stock to convert a note payable with a fair value of $50,000 (0.40 per share). The Company recognized no gain or loss on the conversion of this note.

 STATIONDIGITAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

On May 8, 2014, the Company issued 125,000 shares of common stock to convert a note payable with a fair value of $50,000 (0.40 per share). The Company recognized no gain or loss on the conversion of this note.

On June 11, 2014, the Company issued 62,500 shares of common stock to convert a note payable with a fair value of $25,000 (0.40 per share). The Company recognized no gain or loss on the conversion of this note.

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

(F) Stock Issued for Conversion of Related Party Payable

On September 4, 2014, the Company issued 350,000 shares of common stock to convert a related party payable with a fair value of $356,025 ($1.017 per share). The Company recognized an increase in additional paid-in capital of $265,025 on the conversion of this note.

(G) Stock Split

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

(H) Stock Retired in Reverse Merger

On April 23, 2014 and pursuant to the Agreement and Plan of Merger dated April 23, 2014, the Company retired 83,435,500 of the 88,235,500 shares of common stock originally issued to the director of the Company on August 11, 2008.

(I) Amendment to Articles of Incorporation

On April 23, 2014, the Company amended its Articles of Incorporation to increase the number of its authorized shares of capital stock from 75,000,000 to 510,000,000 shares of which 500,000,000 shares were designated common stock, par value $0.001 per share and 10,000,000 shares were designated "blank check" preferred stock, par value $0.001 per share.

  STATIONDIGITAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(J) Stock Options and Warrants

The following is a summary of the common stock options and warrants granted, forfeited or expired and exercised:

		Weighted Average
	Number of	Exercise Price
	Options/Warrants	Per Share
Outstanding - January 1, 2014	-	$-
Granted	4,875,000	$0.30
Forfeited or expired	-	$-
Exercised	-	$-
Outstanding- December 31, 2014	4,875,000	$0.30
Exercisable - December 31, 2014	4,875,000	$0.30

The following table summarizes information on stock options exercisable as of December 31, 2014:

	Number	Average
	Outstanding	Remaining	Aggregate
Exercise	at	Life	Intrinsic
Price	December 31, 2014	(Years)	Vaue

$0.28	4,375,000	4.79	$525,000
$0.50	500,000	2.26	$-

The 4,375,000 warrants were issued in conjunction with convertible notes entitling the Holder to purchase shares of the Company's common stock at an exercise price equal to the lesser of 70% of the price of the common stock in the subsequent offering or $0.45 per share, which warrant shall expire five years after the date of issuance. The Company evaluated the terms of the convertible note and warrants under FASB ASC 815 and determined that the convertible note and warrants require derivative accounting treatment which results in recognizing discounts on the notes to be amortized over the life of the note; as of December 31, 2014, the Company has accrued a warrant derivative liability of $1,732,881 for these warrants.

The 500,000 options were issued in conjunction with a consulting agreement at an exercise price of $0.50 per share and expire three years after the date of issuance.

(K) Stock Payable

The following is a summary of the common stock shares accrued, earned and issued as compensation for members of the Company’s Advisory Board:

		Price
	Number	Per	Stock
	of Shares	Share	Payable
Accrued as of January 1, 2014	294,624	$0.0083	$2,456
Earned	1,011,274
Less: issued	(800,000)
Accrued as of December 31, 2014	505,898	$0.4000	$202,359

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

On September 8, 2014, Andrew Gladney filed a complaint against the Company and a co-defendant, CloudWebStore, Inc. in the 21st Judicial Circuit Court of the County of St. Louis, State of Missouri, alleging that the Company and CloudWebStore failed to compensate him for services rendered pursuant to a consulting agreement and related correspondence. Mr. Gladney is seeking damages in excess of $25,000 and 5 million shares of common stock. The Company intends to vigorously defend its interests.

Leases

On June 30, 2014, the Company executed a lease for 13,268 square feet of office space in St. Louis, Missouri (effective July 5, 2014) under an operating lease that expires in 2021. Minimum future rental payments under the lease are as follows:

Year Ending December 31,	$
2015		302,458
2016		417,279
2017		417,279
2018		417,279
2019		447,430
Thereafter		571,851

		$2,573,576

The lease provides for no renewal option. Rent expense for the twelve months ended December 31, 2014, the twelve months ended December 31, 2013 were $98,443 and $0, respectively.

  STATIONDIGITAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Note 8 - Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company incurred a net operating loss in 2012 of $66,954 which expires in 2032 and a net operating loss in 2013 of $5,911,390 which expires in 2033 and a net operation loss in 2014 of $11,045,703 which expires in 2034. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

The income tax benefit differs from the amount computed by applying the federal income tax rate of 35% to net loss before income taxes for the year ended December 31, 2014, for the period from inception (November 14, 2012) through December 31, 2012 and for the period from inception (November 14, 2012) through December 31, 2013 as a result of the following:

Significant components of the Company’s deferred tax assets and liabilities as at December 31, 2014 and December 31, 2013, after applying enacted corporate income tax rates, are as follows:

	2014	2013

LOSS FOR THE YEAR	(11,045,703)	(5,911,390)

TAX RATE	35%	35%

EXPECTED (PROVISION) RECOVERY	3,865,996	2,068,987

VALUATION ALLOWANCE	(3,865,996)	(2,068,987)

NET PROVISION	-	-

TAX ASSETS
NOL carryforward	5,958,416	2,092,420

	5,958,416	2,092,420
LESS VALUATION ALLOWANCE	(5,958,416)	(2,092,420)

NET TAX ASSETS	-	-

CHANGE IN VALUATION ALLOWANCE
OPENING	(2,092,421)	(23,434)
CHANGE FOR YEAR	(3,865,996)	(2,068,987)

ENDING	(5,958,417)	(2,092,421)

The total increase in the valuation allowance for the period ended December 31, 2013 was $2,068,987.

  STATIONDIGITAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Note 9 - Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 27, 2015, the date the financial statements were issued.

Convertible Promissory Notes

On January 26, 2015, the Company borrowed $50,000 under a convertible senior secured note.  The note accrues interest at the rate of 15%, is due on October 27, 2015 and is convertible at the holder's option into like securities of the Company's next offering at the lesser of a 30% discount to such offering price or $0.45 per share.  The note is secured by a security interest in all of the Company's assets.  In connection with the issuance of the note, the Company also issued warrants to the Holder to purchase 100,000 shares of the Company's common stock at an exercise price equal to the lesser of 70% of the price of the common stock in the subsequent offering or $0.45 per share, which warrant shall expire five years after the date of issuance.  The Company will evaluate the terms of the convertible note and warrants under FASB ASC 815 if determine if the convertible note and warrants require derivative accounting treatment.

On March 17, 2015, the Company borrowed $500,000 under a convertible senior secured note. The note accrues interest at the rate of 15%, is due on December 16, 2015 and is convertible at the holder's option into like securities of the Company's next offering at the lesser of a 30% discount to such offering price or $0.45 per share. The note is secured by a security interest in all of the Company's assets. In connection with the issuance of the note, the Company also issued warrants to the Holder to purchase 1,000,000 shares of the Company's common stock at an exercise price equal to the lesser of 70% of the price of the common stock in the subsequent offering or $0.45 per share, which warrant shall expire five years after the date of issuance. The Company will evaluate the terms of the convertible note and warrants under FASB ASC 815 if determine if the convertible note and warrants require derivative accounting treatment.

On May 1, 2015, the Company borrowed $30,000 under a convertible senior secured note. The note accrues interest at the rate of 15%, is due on February 2, 2016 and is convertible at the holder's option into like securities of the Company's next offering at the lesser of a 30% discount to such offering price or $0.45 per share. The note is secured by a security interest in all of the Company's assets. In connection with the issuance of the note, the Company also issued warrants to the Holder to purchase 60,000 shares of the Company's common stock at an exercise price equal to the lesser of 70% of the price of the common stock in the subsequent offering or $0.45 per share, which warrant shall expire five years after the date of issuance. The Company will evaluate the terms of the convertible note and warrants under FASB ASC 815 if determine if the convertible note and warrants require derivative accounting treatment.

On May 4, 2015, the Company borrowed $10,000 under a convertible senior secured note. The note accrues interest at the rate of 15%, is due on February 5, 2016 and is convertible at the holder's option into like securities of the Company's next offering at the lesser of a 30% discount to such offering price or $0.45 per share. The note is secured by a security interest in all of the Company's assets. In connection with the issuance of the note, the Company also issued warrants to the Holder to purchase 20,000 shares of the Company's common stock at an exercise price equal to the lesser of 70% of the price of the common stock in the subsequent offering or $0.45 per share, which warrant shall expire five years after the date of issuance. The Company will evaluate the terms of the convertible note and warrants under FASB ASC 815 if determine if the convertible note and warrants require derivative accounting treatment.

On May 14, 2015, the Company borrowed $75,000 under a convertible senior secured note. The note accrues interest at the rate of 15%, is due on February 15, 2016 and is convertible at the holder's option into like securities of the Company's next offering at the lesser of a 30% discount to such offering price or $0.45 per share. The note is secured by a security interest in all of the Company's assets. In connection with the issuance of the note, the Company also issued warrants to the Holder to purchase 150,000 shares of the Company's common stock at an exercise price equal to the lesser of 70% of the price of the common stock in the subsequent offering or $0.45 per share, which warrant shall expire five years after the date of issuance. The Company will evaluate the terms of the convertible note and warrants under FASB ASC 815 if determine if the convertible note and warrants require derivative accounting treatment.

STATIONDIGITAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Promissory Notes

On April 7, 2015, the Company borrowed $20,000 under a promissory note. The note accrues interest at the rate of 1%, and was originally due on April 13, 2015; on May 28, 2015, the maturity date was extended to July 15, 2015.

On May 1, 2015, the Company borrowed $12,500 under a promissory note. The note was originally due on May 8, 2015; on May 28, 2015, the maturity date was extended to July 15, 2015.

Stock Issued for Services

On February 2, 2015, the Company issued 150,000 shares of restricted common stock for services to a consultant having a fair value of $52,500 ($0.35 per share).

On February 5, 2015, the Company issued 250,000 shares of restricted common stock for services to a consultant having a fair value of $82,500 ($0.33 per share).

On March 25, 2015, the Company issued 50,000 shares of restricted common stock for services to a consultant having a fair value of $25,000 ($0.49 per share).

On March 25, 2015, the Company issued 100,000 shares of restricted common stock for services to a consultant having a fair value of $49,000 ($0.49 per share).

On April 30, 2015, the Company issued 10,000 shares of restricted common stock for services to a consultant having a fair value of $3,600 ($0.36 per share).

On April 30, 2015, the Company issued 10,000 shares of restricted common stock for services to a consultant having a fair value of $3,600 ($0.36 per share).

On April 30, 2015, the Company issued 10,000 shares of restricted common stock for services to a consultant having a fair value of $3,600 ($0.36 per share).

On April 30, 2015, the Company issued 10,000 shares of restricted common stock for services to a consultant having a fair value of $3,600 ($0.36 per share).

On April 30, 2015, the Company issued 55,000 shares of restricted common stock for services to a consultant having a fair value of $19,800 ($0.36 per share).

On April 30, 2015, the Company issued 10,000 shares of restricted common stock for services to a consultant having a fair value of $3,600 ($0.36 per share).

On April 30, 2015, the Company issued 50,000 shares of restricted common stock for services to a consultant having a fair value of $18,000 ($0.36 per share).

On April 30, 2015, the Company issued 120,000 shares of restricted common stock for services to a consultant having a fair value of $43,200 ($0.36 per share).

On April 30, 2015, the Company issued 5,000 shares of restricted common stock for services to a consultant having a fair value of $18,000 ($0.36 per share).

STATIONDIGITAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

On April 30, 2015, the Company issued 10,000 shares of restricted common stock for services to a consultant having a fair value of $3,600 ($0.36 per share).

On May 1, 2015, the Company issued 10,000 shares of restricted common stock for services to a consultant having a fair value of $3,600 ($0.36 per share).

On May 5, 2015, the Company issued 62,000 shares of restricted common stock for services to a consultant having a fair value of $22,940 ($0.37 per share).

On May 11, 2015, the Company issued 21,000 shares of restricted common stock for services to a consultant having a fair value of $6,720 ($0.32 per share).

On May 13, 2015, the Company issued 325,000 shares of restricted common stock for services to the Company’s Chief Financial Officer having a fair value of $104,000 ($0.32 per share).

Legal Proceedings

On April 15, 2015, Performance Revenue, LT filed a Notice of Filing of Foreign Country Money Judgment against the Company in the 21st Judicial Circuit Court of the County of St. Louis, State of Missouri, in connection with a Foreign Country Money Judgment entered by the Magistrate Court of Tel-Aviv-Yaffo in the State of Israel in favor of Performance Revenue, LT for indebtedness in the amount of approximately NIS 653,868.37 (approximately US $168,910.24). The Company has accrued a $169,309 liability related to this indebtedness.

On May 8, 2015, Millennial Media Inc. filed a complaint against the Company in the 21st Judicial Circuit Court of the County of St. Louis, State of Missouri, alleging indebtedness related to goods, wares merchandise and services sold by Millennial Media, Inc. to the Company and seeks damages in the amount of $394,858.38. The Company has accrued a $394,858 liability related to this indebtedness.

On May 18, 2015, Yahoo! Inc. filed a complaint against the Company in 22nd Judicial Circuit Court of City of St. Louis County, Missouri alleging indebtedness in relation to a services contract and seeks damages in the amount of $29,999.95, together with annual interest at the rate of 9% beginning on June 1, 2014 and related court costs. The Company has accrued a $39,339 liability related to this indebtedness.

Term Sheet for Acquisition of Assets

On January 19, 2015, the Company and Network Foundation Technologies, LLC a private California limited liability company (“NIFTY”), entered into a binding term sheet (the “Term Sheet”) pursuant to which the Company and NIFTY agreed to negotiate toward the execution of definitive transaction agreements whereby the Company will acquire certain assets of NIFTY (the “Acquisition”), including sixteen (16) U.S. patents, of which two are pending patent approval, registered trademarks, registered domains and certain physical assets.

As set forth in the Term Sheet, the Company will issue to NIFTY Series B Convertible Preferred Stock (the “Series B Preferred Stock”) convertible into 29% of the Company’s outstanding shares as of closing. The Series B Preferred Stock shall have a conversion price of $0.45 and allow NIFTY to vote on an as converted basis. In addition, NIFTY would be able to appoint two directors to the Company’s Board of Directors. Also pursuant to the Term Sheet, the Company agreed to pay to shareholders who hold the Company’s common stock prior to the acquisition an amount equal to ten percent (10%) of the net proceeds obtained from any patent litigation or patent licensing after the deduction of all related legal fees, costs and expenses, which shall be paid within 120 days after the end of the Company’s fiscal year ending December 31, 2015. The Company will also assume $600,000 of NIFTY’s liabilities as well as issue 2,000,000 shares of common stock to NIFTY for remaining liabilities. The Acquisition is subject to the performance of certain conditions including approval by the Board of Directors of the Company and NIFTY.

