Form 10-Q
period 2015-03-31
STATIONDIGITAL CORP
filed 2015-06-08
CIK 1449097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

As of June 3, 2015, 85,060,827 shares of the Registrant's common stock, par value $0.001 per share, were issued and outstanding.

STATIONDIGITAL CORPORATION

FORM 10-Q

For the period ended March 31, 2015

2

Item 1. Financial Statements.

StationDigital Corporation

StationDigital Corporation

Balance Sheets

	March 31, 2015	December 31, 2014

Assets
Current assets
Cash	$39,538	$8,325
Prepaid expenses	30,184	26,293
Financing cost	128,216	122,868
Deposit	47,840	47,840
Total current assets	245,778	205,326

Property and equipment, net	44,190	48,690
Website development costs, net	656,694	317,119
Trademarks	32,209	28,105
Total assets	$978,871	$599,240

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$4,554,744	$4,409,464
Advances from stockholder	85,837	85,837
Accrued expenses	420,678	348,235
Accured interest	161,626	83,637
Derivitive liability - warrants	1,883,943	1,732,881
Derivitive liability - convertible notes	2,007,326	1,775,404
Notes payable - related party, net of unamortized debt discount of $148,780 and $312,500, respectively	351,220	187,500
Notes payable, net of unamortized debt discount of $1,255,159 and $1,333,081, respectively	1,482,341	354,419
Related party payable	239,758	168,627
Total current liabilities	11,187,473	9,146,004

Total Liabilities	11,187,473	9,146,004

Stockholders' deficit
Preferred stock par value $0.001: 10,000,000 shares authorized; 0 and 0 shares issued and outstanding, respectively	-	-
Common stock par value $0.001: 500,000,000 shares authorized; 84,077,827 and 83,527,827 shares issued and outstanding, respectively	84,078	83,528
Stock payable	504,234	202,359
Additional paid-in capital	8,388,390	8,193,940
Accumulated deficit	(19,185,304)	(17,026,591)
Total stockholders' deficit	(10,208,602)	(8,546,764)
Total liabilities and stockholders' deficit	$978,871	$599,240

See accompanying notes to the financial statements.

StationDigital Corporation

Statements of Operations

	For the Three	For the Three
	Months	Months
	Ended	Ended
	March 31, 2015	March 31, 2014

Revenue	$704	$16,507

Cost of revenue	46,439	212,932

Gross loss	(45,735)	(196,425)

Operating expenses
Product development costs	202,036	89,248
Sales and marketing	238,566	938,432
General and administrative	960,189	196,923

Total operating expenses	1,400,791	1,224,603

Loss from operations	(1,446,526)	(1,421,028)

Other income (expense)
Gain/(Loss) on change in derivitive	167,015	-
Interest expense	(879,202)	-
Total other income (expense)	(712,187)	-

Net loss	$(2,158,713)	$(1,421,028)

Net loss per common share:
- Basic	$(0.03)	$(0.03)

Weighted average common shares outstanding
- Basic	83,782,827	44,883,600

See accompanying notes to the financial statements.

StationDigital Corporation

Statements of Cash Flows

	For the Three	For the Three
	Months	Months
	Ended	Ended
	March 31, 2015	March 31, 2014

Cash flows from operating activities:
Net loss	$(2,158,713)	$(1,421,028)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,500	24,669
Amortization of interest expense	791,641	30,178
Amortization of financing cost	62,102	-
Common stock issued for services	312,600	-
Accrued advisory service fee	184,275	1,666
Conversion of notes payable to equity	-	666,500
Gain on change in derivitive	(167,015)	-
Changes in operating assets and liabilities:
Increase in prepaid expenses	(3,891)	-
Decrease in deposits	-	1,000
Increase in accounts receivable	-	(6,851)
Increase in accounts payable	145,280	1,148,104
Increase in wages payable	-	22,650
Increase in accrued expenses	72,443	-
Increase in accrued interest	77,989	-

Net cash used in operating activities	(678,789)	466,888

Cash flows from investing activities
Related party receivable	-	(10,761)
Website development	(339,575)	-
Loans to shareholders	-	4,045
Trademarks	(4,104)	-

Net cash used in investing activities	(343,679)	(6,716)

Cash flows from financing activities:
Proceeds from promissory notes	500,000	-
Proceeds from related party payable	71,131	-
Proceeds from GoldenHeart Holdings	-	213,266
Payments to GoldenHeart Holdings	-	(947,065)
Payments to GHH Commerce	-	(10,315)
Proceeds from convertible notes	482,550	290,000

Net cash provided by financing activities	1,053,681	(454,114)

Net change in cash	31,213	6,058

Cash, beginning of reporting period	8,325	5,687

Cash, end of reporting period	$39,538	$11,745

Supplemental disclosure of cash flows information:
Interest paid	$-	$-
Income tax paid	$-	$-

Noncash investing and financing activities:
Capitalized financing cost	$67,450	$-

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

STATIONDIGITAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Income Taxes

The Company accounts for income under FASB accounting standards codification No. 740 income taxes. Under FASB accounting standards codification No. 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The tax return for the period ended December 31, 2014 is subject to examination by the Internal Revenue Service.

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheets as of March 31, 2015 and December 31, 2014 as follows:

	Fair Value Measurements as of March 31, 2015 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	03/31/15	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Convertible note payable derivative liability	$2,007,326	$0	$0	$2,007,326
Warrant derivative liability	1,883,943	0	0	1,883,943
Total	$3,891,269	$0	$0	$3,891,269

	Fair Value Measurements as of December 31, 2014 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/14	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Convertible note payable derivative liability	$1,775,404	$0	$0	$1,775,404
Warrant derivative liability	1,732,881	0	0	1,732,881
Total	$3,508,285	$0	$0	$3,508,285

Change in convertible note payable derivative liability during the 3 months ended March 31, 2015 were as follows:

Opening balance at December 31, 2014	$1,775,404
Initial valuation of additional derivatives	344,153

Gain on change in fair value of derivative liability	(112,231)
Closing balance at March 31, 2015	$2,007,326

Change in warrant derivative liability during the 3 months ended March 31, 2015 were as follows:

Opening balance at December 31, 2014	$1,732,881
Initial valuation of additional derivatives	205,847
Gain on change in fair value of derivative Liability	(54,785)
Closing balance at March 31, 2015	$1,883,943

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

STATIONDIGITAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Website Development Costs

Costs incurred to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the asset if certain criteria are met. Costs related to preliminary project activities and post implementation activities are expensed as incurred. We evaluate the costs incurred during the application development stage of website development to determine whether the costs meet the criteria for capitalization. As of March 31, 2015 and December 31, 2014, we had approximately $656,694 and $317,119, respectively, of capitalized internal use software and website development costs, net of accumulated amortization. These costs are being amortized over their three year estimated useful lives. For the three month period ended March 31, 2015 and 2014, the Company recorded amortization expense of $0 and $20,922 respectively.

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

STATIONDIGITAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Note 2 – Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. From inception (November 14, 2012) through March 31, 2015, the Company has an accumulated deficit of $19,185,304. The continuation of the Company as a going concern is dependent upon the continued financial support from its lenders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Property and Equipment

Property and equipment consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Computer & office equipment	$53,994	$53,994
Computer software	-	-
Property & Equipment, Total	53,994	53,994
Less accumulated depreciation	9,804	5,304
Property & Equipment, Net	$44,190	$48,690

Depreciation expense during the three months ended March 31, 2015 and the three months ended March 31, 2014 was $4,500 and 3,748, respectively.

Note 4 - Related Party Transactions

As of March 31, 2015 and December 31, 2014, the Company was indebted to the Company's Chief Operating Officer in the amounts of $239,758 and $168,627, respectively. On May 1, 2015, the amount of indebtedness was $332,853 and, on this date, the Company executed a convertible promissory note for this amount. The note accrues interest at the rate of 15%, was due on June 1, 2015 which was subsequently extended to July 31, 2015 and is convertible at the holder's option into like securities of the Company's next offering at the lesser of a 30% discount to such offering price or $0.45 per share. The note is secured by a security interest in the Company’s assets, and is subordinate to the security interest pledged to Steel Pier Capital Advisors, LLC. The Company will evaluate the terms of the convertible note under FASB ASC 815 to determine if the convertible note requires derivative accounting treatment.

As of March 31, 2015 and December 31, 2014, the Company was indebted to Steel Pier Capital Advisors, LLC in the amounts of $550,959 and $532,466, respectively. The Company’s Chief Operating Officer as well as a Company Director are Venture Partners of Steel Pier Capital Advisors, LLC. The note accrues interest at a rate of 15% is convertible at the holder's option into like securities of the Company's next offering at the lesser of a 30% discount to such offering price or $0.45 per share. The note is secured by a security interest in all of the Company's assets. In connection with the issuance of the note, the Company also issued warrants to the Holder to purchase 1,000,000 shares of the Company's common stock at an exercise price equal to the lesser of 70% of the price of the common stock in the subsequent offering or $0.45 per share, which warrant shall expire five years after the date of issuance. The Company evaluated the terms of the convertible note and warrants under FASB ASC 815 and determined that the convertible note and warrants require derivative accounting treatment, which resulted in recognizing a discount of $500,000 on the note which is being amortized over the life of the note and derivative liability in the amount of $634,526 as of March 31, 2015.

STATIONDIGITAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Note 5 - Convertible Promissory Notes

On January 26, 2015, the Company borrowed $50,000 under a convertible senior secured note.  The note accrues interest at the rate of 15%, is due on October 27, 2015 and is convertible at the holder's option into like securities of the Company's next offering at the lesser of a 30% discount to such offering price or $0.45 per share.  The note is secured by a security interest in all of the Company's assets.  In connection with the issuance of the note, the Company also issued warrants to the Holder to purchase 100,000 shares of the Company's common stock at an exercise price equal to the lesser of 70% of the price of the common stock in the subsequent offering or $0.45 per share, which warrant shall expire five years after the date of issuance.  The Company evaluated the terms of the convertible note and warrants under FASB ASC 815 and determined that the convertible note and warrants require derivative accounting treatment which resulted in recognizing a discount of $50,000 on the note which is being amortized over the life of the note and derivative liability in the amount of $77,702 as of March 31, 2015.

On March 17, 2015, the Company borrowed $500,000 under a convertible senior secured note. The note accrues interest at the rate of 15%, is due on December 16, 2015 and is convertible at the holder's option into like securities of the Company's next offering at the lesser of a 30% discount to such offering price or $0.45 per share. The note is secured by a security interest in all of the Company's assets. In connection with the issuance of the note, the Company also issued warrants to the Holder to purchase 1,000,000 shares of the Company's common stock at an exercise price equal to the lesser of 70% of the price of the common stock in the subsequent offering or $0.45 per share, which warrant shall expire five years after the date of issuance. The Company evaluated the terms of the convertible note and warrants under FASB ASC 815 and determined that the convertible note and warrants require derivative accounting treatment which resulted in recognizing a discount of $500,000 on the note which is being amortized over the life of the note and derivative liability in the amount of $797,513 as of March 31, 2015.

(A) Derivative liability- convertible notes

The Convertible Promissory Notes with Steel Pier Capital Partners, LLC with an issue date of June 30, 2014, Gene Salkind with an issue date of August 15, 2014, 25 NB LLC with an issue date of September 25, 2014, Alan Miller Living Trust with an issue date of September 25, 2014, Robert Coven, with an issue date of September 25, 2014, Pjake301LLC with an issue date of September 25, 2014, Mark Neuberger with an issue date of September 25, 2014, Irwin Blitt Revocable Trust with an issue date of September 25, 2014, FETRA with an issue date of November 2, 2014, Frederick Daniel Gable with an issue date of November 2, 2014, Beneficial Capital Corp. with an issue date of November 2, 2014, Eagle Venture Management, LLC with an issue date of November 7, 2014, Steve Gosch with an issue date of January 26, 2015 and WS Irrevocable Trust with an issue date of March 17, 2015 have an initial conversion price that is subject to anti-dilution adjustments that allow for the reduction in the Conversion Price in the event the Company subsequently issues equity securities including common stock or any security convertible or exchangeable for shares of common stock for no consideration or for consideration less than original conversion price.

The Company’s convertible promissory note derivative liabilities due to anti-dilution adjustments has been measured at fair value at March 31, 2015 using a binomial model. The value of the derivative liability as of March 31, 2015 is $2,007,326. Since the Conversion Price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation.

The inputs into the binomial models are as follows:

Conversion price	$0.36
Risk free rate	0.14%
Expected volatility	130% - 176%
Dividend yield	0%
Expected life	0.12 years – 0.71 years

STATIONDIGITAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(B) Derivative liability- warrants

In conjunction with the issuance of the Convertible Promissory Note issued to Steel Pier Capital Partners, LLC with an issue date of June 30, 2014, Gene Salkind with an issue date of August 15, 2014, 25 NB LLC with an issue date of September 25, 2014, Alan Miller Living Trust with an issue date of September 25, 2014, Robert Coven, with an issue date of September 25, 2014, Pjake301LLC with an issue date of September 25, 2014, Mark Neuberger with an issue date of September 25, 2014, Irwin Blitt Revocable Trust with an issue date of September 25, 2014, FETRA with an issue date of November 2, 2014, Frederick Daniel Gable with an issue date of November 2, 2014 Beneficial Capital Corp. with an issue date of November 2, 2014, Eagle Venture Management, LLC with an issue date of November 7, 2014, Steve Gosch with an issue date of January 26, 2015 and WS Irrevocable Trust with an issue date of March 17, 2015, the Company issued warrants to purchase 5,475,000 shares of common stock with an exercise price equal to the lesser of 70% of the price of the common stock in the subsequent offering or $0.45 per share and a life of five years.

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

The warrant derivative liability has been measured at fair value at March 31, 2015 using a Black-Scholes model. The value of the derivative liability as of March 31, 2015 is $1,883,944. Since the Conversion Price contains an anti-dilution adjustment, the probability that the exercise price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation.

The inputs into the Black-Scholes model are as follows:

Risk free rate	1.37%
Expected volatility	74%
Dividend yield	0%
Expected life	4.61 - 4.96 years

Note 6 - Promissory Notes

On February 6, 2015, the Company borrowed $500,000 under a promissory note. The note accrues interest at the rate of 15% and was originally due on March 23, 2015 and was in default as of March 31, 2015; on May 6, 2015, the maturity date was extended to June 19, 2015.

Note 7 - Equity

(A) Stock Issued for Services

On February 2, 2015, the Company issued 150,000 shares of restricted common stock for services to a consultant having a fair value of $52,500 ($0.35 per share).

On February 5, 2015, the Company issued 250,000 shares of restricted common stock for services to a consultant having a fair value of $82,500 ($0.33 per share).

STATIONDIGITAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

On March 20, 2015, the Company issued 50,000 shares of restricted common stock for services to a consultant having a fair value of $20,000 ($0.40 per share).

On March 20, 2015, the Company issued 100,000 shares of restricted common stock for services to a consultant having a fair value of $40,000 ($0.40 per share).

(B) Stock Options and Warrants

The following is a summary of the common stock options and warrants granted, forfeited or expired and exercised:

		Weighted
		Average
		Exercise
	Number of	Price
	Options/Warrants	Per Share
Outstanding - December 31, 2014	4,875,000	$0.30
Granted	1,100,000	$0.36
Forfeited or expired	-	$-
Exercised	-	$-
Outstanding- March 31, 2015	5,975,000	$0.38
Exercisable - March 31, 2015	5,975,000	$0.38

The following table summarizes information on stock options exercisable as of March 31, 2015:

	Number	Average
	Outstanding	Remaining	Aggregate
Exercise	at	Life	Intrinsic
Price	March 31, 2015	(Years)	Value

$0.36	5,475,000	4.62	$854,100
$0.50	500,000	2.02	$10,000

The 1,100,000 warrants were issued in conjunction with convertible notes entitling the Holder to purchase shares of the Company's common stock at an exercise price equal to the lesser of 70% of the price of the common stock in the subsequent offering or $0.45 per share, which warrant shall expire five years after the date of issuance. The Company evaluated the terms of the convertible note and warrants under FASB ASC 815 and determined that the convertible note and warrants require derivative accounting treatment which results in recognizing discounts of $205,847 on the notes to be amortized over the life of the note; as of March 31, 2015, the Company has accrued a warrant derivative liability of $1,883,561 for these warrants. See Note 5 (B) for additional disclosure.

STATIONDIGITAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(C) Stock Payable

The following is a summary of the common stock shares accrued, earned and issued as compensation for members of the Company’s Advisory Board:

		Price
	Number	Per	Stock
	of Shares	Share	Payable
Accrued as of December 31, 2014	505,898	$0.4000	$202,359
Earned	267,369		184,275
Less: issued	-
Accrued as of March 31, 2015	773,267	$0.5000	$386,634

The following are additional common stock shares that have been accrued and earned but not issued as of March 31, 2015:

On January 15, 2015, the Company accrued 15,000 shares of restricted common stock for services to a consultant having a fair value of $6,000 ($0.40 per share).

On February 15, 2015, the Company accrued 15,000 shares of restricted common stock for services to a consultant having a fair value of $6,000 ($0.40 per share).

On March 5, 2015, the Company accrued 25,000 shares of restricted common stock for services to a consultant having a fair value of $9,750 ($0.39 per share).

On March 10, 2015, the Company accrued 150,000 shares of restricted common stock for services to the Company’s Chief Executive Officer having a fair value of $54,000 ($0.36 per share); the Company realized a $16,000 loss on this share issuance.

On March 15, 2015, the Company accrued 15,000 shares of restricted common stock for services to a consultant having a fair value of $5,850 ($0.39 per share).

On March 20, 2015, the Company accrued 50,000 shares of restricted common stock for services to a consultant having a fair value of $20,000 ($0.40 per share).

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

STATIONDIGITAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

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

Leases

On June 30, 2014, the Company executed a lease for 13,268 square feet of office space in St. Louis, Missouri (effective July 5, 2014) under an operating lease that expires in 2021. Minimum future rental payments under the lease are as follows:

Year Ending December 31,	$
2015		260,783
2016		417,279
2017		417,279
2018		417,279
2019		447,430
Thereafter		571,851

		$2,531,901

The lease was in default as of March 31, 2015 and is also in default as of the date of this filing. The lease provides for no renewal option. Rent expense for the three months ended March 31, 2015, the three months ended March 31, 2014 was $63,780 and $0, respectively.

Financial Advisory Services

On March 20, 2015, the Company executed an engagement letter with Halcyon Cabot Partners, Ltd. to provide financial advisory and investment banking services for the Company through May 31, 2015 and, pursuant to which, the Company paid Halcyon a $13,500 fee upon execution of the engagement letter and an aggregate 275,000 shares of common stock, of which, 150,000 shares were due upon execution of the engagement letter and the remaining 125,000 shares due by May 31, 2015.

Note 9 - Term Sheet for Acquisition of Assets

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

STATIONDIGITAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

On April 30, 2015, the Company terminated the Acquisition pursuant to the Term Sheet; therefore, this Term Sheet with NIFTY will have no financial impact on the Company.

The foregoing description of the Term Sheet does not purport to be complete and is qualified in its entirety by reference to the complete text of the Term Sheet, which was filed as exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2014.

Note 10 - Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through June 5, 2015, the date the financial statements were issued.

Convertible Promissory Notes

On May 1, 2015, the Company was indebted to the Company's Chief Operating Officer in the amount of $332,854 and, on this date, the Company executed a convertible promissory note for this amount. The note accrues interest at the rate of 15%, was due on June 1, 2015 which was subsequently extended to July 31, 2015 and is convertible at the holder's option into like securities of the Company's next offering at the lesser of a 30% discount to such offering price or $0.45 per share. The note is secured by a security interest in the Company’s assets, and is subordinate to the security interest pledged to Steel Pier Capital Advisors, LLC. The Company will evaluate the terms of the convertible note under FASB ASC 815 to determine if the convertible note requires derivative accounting treatment.

On May 1, 2015, the Company borrowed $30,000 under a convertible senior secured note. The note accrues interest at the rate of 15%, is due on February 2, 2016 and is convertible at the holder's option into like securities of the Company's next offering at the lesser of a 30% discount to such offering price or $0.45 per share. The note is secured by a security interest in all of the Company's assets. In connection with the issuance of the note, the Company also issued warrants to the Holder to purchase 60,000 shares of the Company's common stock at an exercise price equal to the lesser of 70% of the price of the common stock in the subsequent offering or $0.45 per share, which warrant shall expire five years after the date of issuance. The Company will evaluate the terms of the convertible note and warrants under FASB ASC 815 to determine if the convertible note and warrants require derivative accounting treatment.

On May 4, 2015, the Company borrowed $10,000 under a convertible senior secured note. The note accrues interest at the rate of 15%, is due on February 5, 2016 and is convertible at the holder's option into like securities of the Company's next offering at the lesser of a 30% discount to such offering price or $0.45 per share. The note is secured by a security interest in all of the Company's assets. In connection with the issuance of the note, the Company also issued warrants to the Holder to purchase 20,000 shares of the Company's common stock at an exercise price equal to the lesser of 70% of the price of the common stock in the subsequent offering or $0.45 per share, which warrant shall expire five years after the date of issuance. The Company will evaluate the terms of the convertible note and warrants under FASB ASC 815 to determine if the convertible note and warrants require derivative accounting treatment.

On May 14, 2015, the Company borrowed $75,000 under a convertible senior secured note. The note accrues interest at the rate of 15%, is due on February 15, 2016 and is convertible at the holder's option into like securities of the Company's next offering at the lesser of a 30% discount to such offering price or $0.45 per share. The note is secured by a security interest in all of the Company's assets. In connection with the issuance of the note, the Company also issued warrants to the Holder to purchase 150,000 shares of the Company's common stock at an exercise price equal to the lesser of 70% of the price of the common stock in the subsequent offering or $0.45 per share, which warrant shall expire five years after the date of issuance. The Company will evaluate the terms of the convertible note and warrants under FASB ASC 815 to determine if the convertible note and warrants require derivative accounting treatment.

STATIONDIGITAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Defaults on Convertible Promissory Notes

On August 26, 2014, the Company borrowed $25,000 under a convertible senior secured note that is currently in default as the maturity date was May 26, 2015; although, no demand for payment has been made by the note holder and the Company is attempting to contact the note holder to get an extension of the maturity date. The note accrues interest at the rate of 12% and is convertible at the holder's option into like securities of the Company's next offering at the lesser of a 30% discount to such offering price or $0.45 per share. The note is secured by a security interest in all of the Company's assets. In connection with the issuance of the note, the Company also issued warrants to the Holder to purchase 25,000 shares of the Company's common stock at an exercise price equal to the lesser of 70% of the price of the common stock in the subsequent offering or $0.45 per share, which warrant shall expire five years after the date of issuance. On November 7, 2014, the note was amended such that the interest rate of the 12% increased to 15%, the term "Qualified Financing" was redefined to mean an equity or convertible equity financing by the Company after the completion of the Notes and the warrants were amended increasing the number of warrants from 25,000 shares to 50,000 shares. The Company evaluated the terms of the convertible note and warrants under FASB ASC 815 and determined that the convertible note and warrants require derivative accounting treatment which resulted in recognizing a discount of $25,000 on the note which is being amortized over the life of the note and derivative liability in the amount of $30,783 as of March 31, 2015.

On August 26, 2014, the Company borrowed $25,000 under a convertible senior secured note that is currently in default as the maturity date was May 26, 2015; although, no demand for payment has been made by the note holder and the Company is attempting to contact the note holder to get an extension of the maturity date. The note accrues interest at the rate of 12%, and is convertible at the holder's option into like securities of the Company's next offering at the lesser of a 30% discount to such offering price or $0.45 per share. The note is secured by a security interest in all of the Company's assets. In connection with the issuance of the note, the Company also issued warrants to the Holder to purchase 25,000 shares of the Company's common stock at an exercise price equal to the lesser of 70% of the price of the common stock in the subsequent offering or $0.45 per share, which warrant shall expire five years after the date of issuance. On November 7, 2014, the note was amended such that the interest rate of the 12% increased to 15%, the term "Qualified Financing" was redefined to mean an equity or convertible equity financing by the Company after the completion of the Notes and the warrants were amended increasing the number of warrants from 25,000 shares to 50,000 shares. The Company evaluated the terms of the convertible note and warrants under FASB ASC 815 and determined that the convertible note and warrants require derivative accounting treatment which resulted in recognizing a discount of $25,000 on the note which is being amortized over the life of the note and derivative liability in the amount of $30,783 as of March 31, 2015.

Promissory Notes

On April 7, 2015, the Company borrowed $20,000 under a promissory note. The note accrues interest at the rate of 1% and was originally due on April 13, 2015; on May 28, 2015, the maturity date was extended to July 15, 2015.

On May 1, 2015, the Company borrowed $12,500 under a promissory note. The note was originally due on May 8, 2015; on May 28, 2015, the maturity date was extended to July 15, 2015.

STATIONDIGITAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Stock Issued for Services

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

On June 2, 2015, the Company issued 125,000 shares of restricted common stock for services to a consultant having a fair value of $38,750 ($0.31 per share).

STATIONDIGITAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Legal Proceedings

On April 15, 2015, Performance Revenue, LT filed a Notice of Filing of Foreign Country Money Judgment against the Company in the 21st Judicial Circuit Court of the County of St. Louis, State of Missouri, in connection with a Foreign Country Money Judgment entered by the Magistrate Court of Tel-Aviv-Yaffo in the State of Israel in favor of Performance Revenue, LT for indebtedness in the amount of approximately NIS 653,868 (approximately US $168,910). The Company has accrued a $169,309 liability related to this indebtedness.

On May 8, 2015, Millennial Media Inc. filed a complaint against the Company in the 21st Judicial Circuit Court of the County of St. Louis, State of Missouri, alleging indebtedness related to goods, wares merchandise and services sold by Millennial Media, Inc. to the Company and seeks damages in the amount of $394,858. The Company has accrued a $394,858 liability related to this indebtedness.

On May 18, 2015, Yahoo! Inc. filed a complaint against the Company in 22nd Judicial Circuit Court of City of St. Louis County, Missouri alleging indebtedness in relation to a services contract and seeks damages in the amount of $30,000, together with annual interest at the rate of 9% beginning on June 1, 2014 and related court costs. The Company has accrued a $39,339 liability related to this indebtedness.

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

Overview

We are a multimedia digital broadcast company that offers free music streaming for millions of songs. StationDigital features both genre-based and artist-based music discovery stations to suit an endless variety of musical tastes, and a personal recommendation service to its more than three million users - all available both online and through its iOS and Android mobile apps.

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

On April 30, 2015, the Company terminated the Acquisition pursuant to the Term Sheet.

The foregoing description of the Term Sheet does not purport to be complete and is qualified in its entirety by reference to the complete text of the Term Sheet, which was filed as exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Comparison of Three Months Ended March 31, 2015 and 2014

Revenue

We generate advertising revenue primarily from audio, display and video advertising sold on a cost-per-thousand impressions, or CPM, basis. Advertisers generally pay us based on the number of delivered impressions. We have arrangements with advertising agencies under which these agencies sell advertising inventory on our service directly to advertisers; we report revenue net of amounts due to agencies. For the three months ended March 31, 2015 and 2014, advertising revenue accounted for 85% and 100%, of our total revenue, respectively. We expect that advertising will comprise a substantial majority of revenue for the foreseeable future.

For the three months ended March 31, 2015 and the three months ended March 31, 2014, the Company generated revenue of $704 and $16,507, respectively. The decrease in revenue was due to a reduction in sales and marketing efforts as the Company did not release version 2 of its platform until March 20, 2015.

Cost of Revenue

Cost of revenue generally consists of content acquisition, metadata, royalties and hosting costs.

For the three months ended March 31, 2015 and the three months ended March 31, 2014, the Company incurred cost of revenue of $46,439 and $212,932, respectively. The decrease in cost of revenue was primarily attributable to a reduction of metadata costs.

Operating Expenses

For the three months ended March 31, 2015 and the three months ended March 31, 2014, the Company incurred operating expenses in the amount of $1,400,791 and $1,224,603, respectively. These operating expenses were comprised of product development costs, advertising, marketing, compensation, office and general expenses. General and administrative expenses increased from $196,923 for the three months ended March 31, 2014 to $960,189 for the three months ended March 31, 2015 due to increased professional fees and compensation costs, which includes compensation in the form of stock. Sales and marketing decreased from $938,432 for the three months ended March 31, 2014 to $238,566 for the three months ended March 31, 2015 due to a reduction in marketing efforts as the Company did not release version 2 of its platform until March 20, 2015.

Other Expenses

For the three months ended March 31, 2015 and the three months ended March 31, 2014, the Company realized net other expense of $712,187 and $0, respectively. The increase in the other expenses during the three months ended March 31, 2015 is attributable to the expenses associated with derivative liabilities corresponding to convertible notes and warrants executed after the three months ended March 31, 2014.

Net Loss

The Company incurred a net loss of $2,158,713 for the three months ended March 31, 2015, compared with a net loss of $1,421,028 for the three months ended March 31, 2014. This increase in the net loss from the three months ended March 31, 2014 to the three months ended March 31, 2015 was primarily due to increased general and administrative expenses and increased other expenses.

Liquidity and Capital Resources

As of March 31, 2015 and December 31, 2014, we had $39,538 and $8,325, respectively, of cash and cash equivalents. Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.

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

Cash Flows Provided By (Used In) Operating Activities

Cash used in operating activities in the three months ended March 31, 2015 was $678,789, compared to $466,888 cash provided by operating activities in the three months ended March 31, 2014.  The increase in cash used by operating activities was primarily a result of an increase in the net loss, as well as, a less significant increase in accounts payable.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the three months ended March 31, 2015 was $343,679 compared to $6,716 for the three months ended March 31, 2014; the increase is primarily attributable to an increase in website development fees.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2015 was $1,053,681 compared to net cash used of $454,114 for the three months ended March 31, 2014.   The increase in the net cash provided by financing activities for the three months ended March 31, 2015 from the three months ended March 31, 2014 was primarily a result of an increase in the furtherance of convertible notes and other promissory notes.

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

Based on this evaluation, our CEO and CFO concluded that as of March 31, 2015, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The conclusion was due to the presence of the following material weaknesses in disclosure controls and procedures due to our small size and limited resources: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC Guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2015, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2015.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Other than the following, we are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business:

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

On April 15, 2015, Performance Revenue, LT filed a Notice of Filing of Foreign Country Money Judgment against the Company in the 21st Judicial Circuit Court of the County of St. Louis, State of Missouri, in connection with a Foreign Country Money Judgment entered by the Magistrate Court of Tel-Aviv-Yaffo in the State of Israel in favor of Performance Revenue, LT for indebtedness in the amount of approximately NIS 653,868 (approximately US $168,910). The Company has accrued a $169,309 liability related to this indebtedness.

On May 8, 2015, Millennial Media Inc. filed a complaint against the Company in the 21st Judicial Circuit Court of the County of St. Louis, State of Missouri, alleging indebtedness related to goods, wares merchandise and services sold by Millennial Media, Inc. to the Company and seeks damages in the amount of $394,858. The Company has accrued a $394,858 liability related to this indebtedness.

On May 18, 2015, Yahoo! Inc. filed a complaint against the Company in 22nd Judicial Circuit Court of City of St. Louis County, Missouri alleging indebtedness in relation to a services contract and seeks damages in the amount of $30,000, together with annual interest at the rate of 9% beginning on June 1, 2014 and related court costs. The Company has accrued a $39,339 liability related to this indebtedness.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issued for Services

On January 15, 2015, the Company accrued 15,000 shares of restricted common stock for services to a consultant having a fair value of $6,000 ($0.40 per share).

On February 2, 2015, the Company issued 150,000 shares of restricted common stock for services to a consultant having a fair value of $52,500 ($0.35 per share).

On February 5, 2015, the Company issued 250,000 shares of restricted common stock for services to a consultant having a fair value of $82,500 ($0.33 per share).

On February 15, 2015, the Company accrued 15,000 shares of restricted common stock for services to a consultant having a fair value of $6,000 ($0.40 per share).

On March 5, 2015, the Company accrued 25,000 shares of restricted common stock for services to a consultant having a fair value of $9,750 ($0.39 per share).

On March 10, 2015, the Company accrued 150,000 shares of restricted common stock for services to the Company’s Chief Executive Officer having a fair value of $54,000 ($0.36 per share); the Company realized a $16,000 loss on this share issuance.

On March 15, 2015, the Company accrued 15,000 shares of restricted common stock for services to a consultant having a fair value of $5,850 ($0.39 per share).

On March 20, 2015, the Company accrued 50,000 shares of restricted common stock for services to a consultant having a fair value of $20,000 ($0.40 per share).

On March 20, 2015, the Company issued 50,000 shares of restricted common stock for services to a consultant having a fair value of $20,000 ($0.40 per share).

On March 20, 2015, the Company issued 100,000 shares of restricted common stock for services to a consultant having a fair value of $40,000 ($0.40 per share).

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

On June 2, 2015, the Company issued 125,000 shares of restricted common stock for services to a consultant having a fair value of $38,750 ($0.31 per share).

Convertible Note

On May 1, 2015, the Company issued a secured convertible note to Edward Storm, our Chief Operating Officer and director, in the principal amount of $332,853.74 with a maturity date of June 1, 2015 and bearing interest at the rate of 15% per annum (the “Convertible Note”). The note is convertible into shares of common stock at the lesser of (A) 70% of the per share price of common stock or like securities in a subsequent financing and (B) $0.45 per share, subject to adjustment. The Convertible Note is secured by a security interest in the Company’s assets, and is subordinate to the security interest pledged to Steel Pier Capital Advisors, LLC. On June 2, 2015, the maturity date of the Convertible Note was extended from June 1, 2015 to July 31, 2015.

Item 3. Defaults Upon Senior Securities.

On August 26, 2014, the Company borrowed $25,000 under a convertible senior secured note that is currently in default as the maturity date was May 26, 2015; although, no demand for payment has been made by the note holder and the Company is attempting to contact the note holder to get an extension of the maturity date.. The note accrues interest at the rate of 12% and is convertible at the holder's option into like securities of the Company's next offering at the lesser of a 30% discount to such offering price or $0.45 per share. The note is secured by a security interest in all of the Company's assets. In connection with the issuance of the note, the Company also issued warrants to the Holder to purchase 25,000 shares of the Company's common stock at an exercise price equal to the lesser of 70% of the price of the common stock in the subsequent offering or $0.45 per share, which warrant shall expire five years after the date of issuance. On November 7, 2014, the note was amended such that the interest rate of the 12% increased to 15%, the term "Qualified Financing" was redefined to mean an equity or convertible equity financing by the Company after the completion of the Notes and the warrants were amended increasing the number of warrants from 25,000 shares to 50,000 shares. The Company evaluated the terms of the convertible note and warrants under FASB ASC 815 and determined that the convertible note and warrants require derivative accounting treatment which resulted in recognizing a discount of $25,000 on the note which is being amortized over the life of the note and derivative liability in the amount of $30,783 as of March 31, 2015.

On August 26, 2014, the Company borrowed $25,000 under a convertible senior secured note that is currently in default as the maturity date was May 26, 2015; although, no demand for payment has been made by the note holder and the Company is attempting to contact the note holder to get an extension of the maturity date. The note accrues interest at the rate of 12%, and is convertible at the holder's option into like securities of the Company's next offering at the lesser of a 30% discount to such offering price or $0.45 per share. The note is secured by a security interest in all of the Company's assets. In connection with the issuance of the note, the Company also issued warrants to the Holder to purchase 25,000 shares of the Company's common stock at an exercise price equal to the lesser of 70% of the price of the common stock in the subsequent offering or $0.45 per share, which warrant shall expire five years after the date of issuance. On November 7, 2014, the note was amended such that the interest rate of the 12% increased to 15%, the term "Qualified Financing" was redefined to mean an equity or convertible equity financing by the Company after the completion of the Notes and the warrants were amended increasing the number of warrants from 25,000 shares to 50,000 shares. The Company evaluated the terms of the convertible note and warrants under FASB ASC 815 and determined that the convertible note and warrants require derivative accounting treatment which resulted in recognizing a discount of $25,000 on the note which is being amortized over the life of the note and derivative liability in the amount of $30,783 as of March 31, 2015.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibit Index

Exhibit No.	Description

10.1	Secured Convertible Note, dated May 1, 2015.

10.2	Security Agreement by and between StationDigital Corporation and Edward Storm, dated May 1, 2015.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Presentation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 5, 2015

/s/ Louis Rossi
Name: Louis Rossi
Title: Chairman, Chief Executive Officer
(Principal Executive Officer)

/s/ Steven Marr
Name: Steven Marr
Title: Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

