Form 10-Q/A
period 2015-03-31
STATIONDIGITAL CORP
filed 2015-06-08
CIK 1449097

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

Commission file number: 333-157010
STATIONDIGITAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	26-3062327
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Highland Park Two, 5700 Oakland Ave., #200 St. Louis, Missouri (Address of principal executive offices)	63110 (zip code)

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

Explanatory Note

The sole purpose of this Amendment No. 1 (this “Amendment”) to StationDigital Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, filed with the Securities and Exchange Commission on June 8, 2015 (the “Form 10-Q”), is to furnish Exhibit 101, which provides the XBRL (eXtensible Business Reporting Language) Interactive Data Files for the financial statements and notes included in Part I, Item 1 of the Form 10-Q.

No other modifications or changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

StationDigital Corporation

Date: June 8, 2015	By:	/s/ Louis Rossi
Louis Rossi
Chief Executive Officer (Principal Executive Officer)

Date: June 8, 2015	By:	/s/ Steve Marr
Steve Marr
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)