Form 10-Q
period 2015-06-30
STATIONDIGITAL CORP
filed 2015-09-28
CIK 1449097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

Commission File Number 000-55471

STATIONDIGITAL CORPORATION

(formerly known as Alarming Devices, Inc.)

(Exact name of registrant as specified in its charter)

Delaware	26-3062327
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5402 West Laurel Street, Suite 203

St. Louis, Missouri, 63110

(Address of principal executive office and zip code)

(855) 782-8466

(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 27, 2015, 86,425,685 shares of the Registrant's common stock, par value $0.001 per share, were issued and outstanding.

STATIONDIGITAL CORPORATION

FORM 10-Q

For the period ended June 30, 2015

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

StationDigital Corporation

StationDigital Corporation
Condensed Balance Sheets (Unaudited)

	June 30, 2015	December 31, 2014

Assets
Current assets
Cash	$23,601	$8,325
Prepaid expenses	744	26,293
Financing cost	54,055	122,868
Deposit	-	47,840
Total current assets	78,400	205,326

Property and equipment, net	-	48,690
Website development costs, net	-	317,119
Trademarks	-	28,105
Total assets	$78,400	$599,240

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$4,964,700	$4,409,464
Advances from stockholder	85,837	85,837
Accrued expenses	142,501	348,235
Accrued stock payable	414,206	-
Accured interest	275,125	83,637
Derivitive liability -warrants	765,516	1,336,794
Derivitive liability -related party warrants	192,955	396,087
Derivitive liability -convertible notes	1,287,202	1,462,039
Derivitive liability - related party convertible notes	473,285	313,365
Convertible Notes payable, net of unamortized debt discount of $555,498 and	1,722,002	354,419
$1,333,081, respectively
Convertible Notes related party payable, net of unamortized debt discount of $186,735 and	752,862	187,500
$312,500, respectively
Notes payable	523,564	-
Related party notes payable	-	168,627
Total current liabilities	11,599,755	9,146,004

Total liabilities	11,599,755	9,146,004

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock par value $0.001: 10,000,000 shares authorized;
0 and 988 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	-	-
Common stock par value $0.001: 500,000,000 shares authorized;
85,560,827 and 83,527,827 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	85,561	83,528
Stock payable	-	202,359
Additional paid-in capital	8,852,767	8,193,940
Accumulated deficit	(20,459,683)	(17,026,591)
Total stockholders' deficit	(11,521,355)	(8,546,764)
Total liabilities and stockholders' deficit	$78,400	$599,240

See accompanying notes to these condensed financial statements.

StationDigital Corporation
Condensed Statements of Operations (Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenue	$-	$39,054.00	$704.00	$55,561.00

Cost of revenue	43,548	248,207	89,987	461,138

Gross loss	(43,548)	(209,153)	(89,283)	(405,577)

Operating expenses
Product development costs	144,358	406,408	380,087	495,957
Sales and marketing	8,543	2,382,129	127,700	3,327,561
General and administrative	779,618	828,101	1,812,023	959,545
Total operating expenses	932,519	3,616,638	2,319,810	4,783,063

Loss from operations	(976,067)	(3,825,791)	(2,409,093)	(5,188,640)

Other income (expense)
Gain on change in derivative	1,481,611	-	1,648,626	-
Loss on asset impairment	(634,179)	-	(634,179)	-
Loss on asset disposals	(39,691)	-	(39,691)	-
Interest expense	(1,120,258)	-	(1,999,460)	-
Other income (expense)	705	(15,658)	705	(15,658)
Total other income (expense)	(311,812)	(15,658)	(1,023,999)	(15,658)

Net loss	$(1,287,879.00)	$(3,841,449.00)	$(3,433,092.00)	$(5,204,298.00)

Net loss per common share:
-Basic and diluted	$(0.02)	$(0.07)	$(0.04)	$(0.10)

Weighted average common shares outstanding
-Basic and diluted	83,782,827	59,172,103	84,326,016	52,067,327

See accompanying notes to these condensed financial statements.

StationDigital Corporation
Condensed Statements of Cash Flows (Unaudited)

	For the Six	For the Six
	Months	Months
	Ended	Ended
	June 30, 2015	June 30, 2014

Cash flows from operating activities:
Net loss	$(3,433,092)	$(5,204,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,000	49,334
Amortization of interest expense	1,883,561	12,000
Amortization of financing cost	136,263	-
Discount on related party note	(66,190)	-
Website development - Impairment	601,971	-
Common stock issued for services	660,860	477,507
Trademarks - Impairment	32,209	-
Loss on disposal of assets	39,691	-
Change in derivatives	(1,648,626)	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses	25,549	-
Decrease in deposits and other	47,840	1,000
Increase in accounts receivable	-	(9,200)
Increase in accounts payable	555,236	3,508,780
Decrease in accrued expenses	(205,734)	96,307
Increase in accrued interest	191,488	-
Increase in Stock Payable	211,847	47,197

Net cash used in operating activities	(958,127)	(1,021,373)

Cash flows from investing activities
Payments website development costs	(339,576)	-
Payments for Trademark costs	(4,104)	-

Net cash used in investing activities	(343,680)	-

Cash flows from financing activities:
Proceeds from note payable	573,564	500,000
Payments on note payable	(50,000)	-
Proceeds from related party note payable	270,969	-
Payments for financing fees	(67,450)	-
Proceeds from GoldenHeart Holdings	-	936,746
Payments to GoldenHeart Holdings	-	(1,117,821)
Proceeds from GHH Commerce	-	24,022
Payments to GHH Commerce	-	(72,315)
Proceeds from Sale of Common Stock	-	995,000
Proceeds from convertible notes	590,000	-

Net cash provided by financing activities	1,317,083	1,265,632

Net change in cash	15,276	244,259

Cash, beginning of reporting period	8,325	5,687

Cash, end of reporting period	$23,601	$249,946

Supplemental disclosure of cash flows information:
Interest paid	$-	$-
Income tax paid	$-	$-

Noncash investing and financing activities:
Related Party Payable replaced with Related Party Convertible Note Payable	$168,627	$-
Related Party Payable converted to Common Stock	$-	$(2,843,241)
Shares Issues as Prepaid Services	$-	$(645,674)
Net Liabilities assumed in a reverse merger	$-	$118,263
Development cost payable applied to related party receivable	$-	$(206,211)

See accompanying notes to these condensed financial statements.

STATIONDIGITAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 – Nature of Business and Significant Accounting Policies

StationDigital Corporation (”StationDigital”, or “the Company”), is a multimedia streaming digital broadcast company that offers free music streaming for millions of songs. StationDigital features both genre-based and artist-based music discovery stations to suit an endless variety of musical tastes and a personal recommendation service - all available both online via the Internet and through its iOS and Android mobile applications (“apps”).

The StationDigital Listener Rewards Program is designed to incentivize the users to play an active part in the growth of the Company’s customer base and brand. The StationDigital Listener Rewards Program allows the registered users to earn rewards points when they listen to StationDigital on the Internet or through their installed mobile apps and every time they share StationDigital with friends through social media platforms. Upon future release and availability of the StationDigital online superstore, users may redeem rewards points for a variety of physical or digital merchandise designed to appeal to all users.

The StationDigital mobile app is available for both iOS and Android devices. The mobile app is available in iTunes, Android Play, and other app stores.

StationDigital was originally organized as a Missouri limited liability company on November 14, 2012 and was subsequently converted to a Delaware C-Corporation on November 18, 2013.

On April 23, 2014, StationDigital consummated a Stock Purchase Agreement, as amended and originally entered into on March 12, 2014 (the "Agreement") with Steel Pier Capital Advisors, LLC ("Steel Pier") whereby StationDigital acquired 4,805,067 of 5,000,000 shares of common stock (the “Shares”) of Alarming Devices, Inc. (“the Registrant”) held by Steel Pier. The acquisition of the Shares resulted in a change in control of the Registrant and was accounted for as a “reverse merger” rather than a business combination.

Also on April 23, 2014, the Registrant authorized an amendment to its Articles of Incorporation to (i) change its name from Alarming Devices, Inc. to StationDigital Corporation, (ii) to increase the number of its authorized shares of capital stock from 75,000,000 to 510,000,000 shares of which 500,000,000 shares were designated common stock, par value $0.001 per share (“Common Stock”) and 10,000,000 shares were designated "blank check" preferred stock, par value $0.001 per share (“Preferred Stock”) and (iii) to effect a forward split such that 17.6471 shares of Common Stock and Preferred Stock were issued for every one (1) share of Common Stock and Preferred Stock issued and outstanding immediately prior to the amendment. The Registrant also authorized a change of its corporate domicile to the State of Delaware.

Also on April 23, 2014, the Registrant entered into and consummated the Agreement and Plan of Merger with the Company, whereby the Company merged with the Registrant for approximately 3,400,000 pre-split shares of the Company's Common Stock and 988 shares of a newly-created Series A Preferred Stock. Further, the Registrant amended its By-laws to change its fiscal year end to December 31st. The change aligned the Registrant's fiscal periods with that of the Company’s. Subsequently in 2015 the Series A Preferred Stock was retired.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K.

Reclassifications

The Company has reclassified prior year amounts to conform to the current year presentation.

Use of Estimates

The preparation of condensed unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the recoverability of deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Financial Instruments

The fair values of financial instruments, which include cash, notes payables, convertible note payables, derivatives, and amounts due to related parties, were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

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

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods. Potential common shares used in computing diluted earnings per share related to stock options, warrants, preferred stock and convertible debt which, if exercised, would have an anti- dilutive effect on earnings per share, and therefore have not been included. Anti-dilutive securities not included in net loss per share calculations for the years presented include:

Potentially dilutive securities:	June 30, 2015	December 31, 2014

Convertible debt and accrued interest	20,359,924	8,083,285
Liability of shares to be issued	1,690,637	505,898
Outstanding Time Based Warrants	6,505,000	4,875,000

Derivative Financial Instruments

Derivative financial instruments consist of financial instruments or other contracts that contain a notional amount and one or more underlying values (e.g. interest rate, security price or other variable) that require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are, initially, and subsequently, measured at fair value and recorded as liabilities or, assets. The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has entered into various types of financing arrangements to fund its business capital requirements, including convertible debt and other financial instruments. These contracts require evaluation to determine whether derivative features embedded in host contracts require bifurcation and fair value measurement or, in the case of freestanding derivatives (principally warrants) whether certain conditions for equity classification have been achieved. In instances where derivative financial instruments require liability classification, the Company is required to initially and subsequently measure such instruments at fair value.

Derivative financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, management considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, the Company generally uses the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, dividend yield, estimated terms and risk free rates) necessary to fair value of these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which historically has a high volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income (loss) will reflect the volatility in these estimate and assumption changes.

Income Taxes

The Company accounts for income taxes under FASB Accounting Standards Codification No. 740, Income Taxes. Under FASB accounting standards codification No. 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

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

Pursuant to ASC 820, the fair value of cash and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of cash, accounts receivables, marketable securities, accounts payable and accrued liabilities, notes payables, convertible note payables and relative party payables approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

The carrying amounts of the Company’s convertible note payable derivative liability, warrant derivative liability, convertible note payables, and related party convertible note payables in the condensed balance sheets as of June 30, 2015 and December 31, 2014 approximate their fair values.

Change in convertible note payable derivative liability during the six months ended June 30, 2015 were as follows:

Opening Balance at December 31, 2014	$1,775,404
Initial valuation of additional derivatives	610,859
Gain on change in fair value of derivative
liability	(625,776)
Closing balance at June 30, 2015	$1,760,487

Change in warrant derivative liability during the six months ended June 30, 2015 were as follows:

Opening Balance at December 31, 2014	$1,732,881
Initial valuation of additional derivatives	248,440
Gain on change in fair value of derivative
liability	(1,022,850)
Closing balance at June 30, 2015	$958,471

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC No. 605, "Revenue Recognition". In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company recognizes revenue from advertising and online sales at the time services are rendered.

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

Software, Website and Applications Development Costs

Costs incurred to develop software for internal use are required to be capitalized and amortized over the estimated useful life of the asset if certain criteria are met. Costs related to preliminary project activities and post implementation activities are expensed as incurred. We evaluate the costs incurred during the application development stage of website development to determine whether the costs meet the criteria for capitalization. As of June 30, 2015 and December 31, 2014, we had approximately $0 and $317,119, respectively, of capitalized internal use software and website development costs, net of accumulated amortization. These costs are being amortized over their three year estimated useful lives. Version 2 of the Company’s streaming music platform as released on April 1, 2015 and amortization commenced at that time. During the three months ended June 30, 2015, the Company determined the website developments costs were impaired and wrote them off. The Company reached this conclusion after determining its lack of operations gave rise to the asset no longer having any value. For the three and six month periods ended June 30, 2015, the Company recorded software amortization expense of $54,725. For the three and six month periods ended June 30, 2014 the Company recorded software amortization expense of $20,922 and $41,844, respectively. These amortization expenses are included in the loss on asset impairment in the Company’s Statement of Operations for the three and six months ended June 30, 2015.

Asset Impairment

A capital asset is considered impaired when its service utility has declined significantly and unexpectedly. The events or changes in circumstances affecting a capital asset that may indicate impairment should be prominent (i.e., conspicuous or known to the Company). That is, the events or circumstances that may indicate impairment generally are expected to have already been the subject of discussion by the management.

Common indicators that a capital asset may be impaired are: evidence of physical damage, changes in legal or environmental factors, technological change or obsolescence, changes in manner or duration of use, or construction stoppage that negatively affects the accumulated work performed.

The Company assesses its capital assets at least annually, or more frequently due to one of the above events occurring, to determine if it has any impaired capital assets with material carrying values. If any such impaired capital assets are identified, the Company evaluates the related impairment losses and makes entries in their accounting system to report any such losses.

During the three months ended June 30, 2015, the Company impaired its trademark asset to zero.

Policy for Financing Costs

The costs related to the issuance of long-term debt are deferred and amortized into interest expense, using the effective interest method, over the life of each debt issuance.

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

Note 2 – Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” Topic 606. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. This ASU was to be effective retrospectively for fiscal years, and interim periods within those years beginning after December 15, 2016 for public companies and 2017 for non-public entities, however the FASB has deferred the effective date by one year. The Company does not expect the adoption of this standard to have a significant impact on the Company’s financial position and results of operations.

In April 2015, the accounting standard which provides guidance on the presentation of debt issuance costs was updated. The new standard requires companies to present debt issuance costs the same way they currently present debt discounts. The standard does not impact the recognition and measurement guidance for debt issuance costs. The update is effective for annual periods ending after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s operating results and financial position.

Note 3 – Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As of June 30, 2015, the Company has an accumulated deficit of $20,459,683. The continuation of the Company as a going concern is dependent upon the continued financial support from its lenders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Property and Equipment, Software and Other

During the three months ended June 30, 2015, the Company disposed of property related to leased premises that are now vacated. As a result, the Company recorded a loss on disposal of these assets of $39,691, which is included in its Statement of Operations. In addition to the loss on disposal, the Company recorded $9,000 of depreciation expense.

Property and equipment consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

Property, Plant and Equipment	$-	$53,994
Less accumulated depreciation	-	5,304
Property, Plant & Equipment, Net	$-	$48,690

During the three months ended June 30, 2015, the Company determined that its website development costs and trademarks were impaired and wrote them off. The Company reached this conclusion after determining its lack of operations gave rise to the asset no longer having any value. As a result, the Company recorded a loss on asset impairment of $634,179, which is included in other expense in its Statement of Operations. In addition to the loss on asset impairment, the recording of the write offs included the reversal of $22,515 of accumulated amortization.

Website development and trademarks consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

Amortized Software & Trademark Assets	$-	$345,224
Less accumulated Amortization	-	-
Software and Trademark Assets, Net	$-	$345,224

Note 5 - Related Party Transactions

As of June 30, 2015 and December 31, 2014, the Company was indebted to the Company's Chief Operating Officer and a Director in the amounts of $364,596 and $168,627, respectively. The note accrues interest at a rate of 15%, and was originally due on June 1, 2015 but was subsequently extended to July 31, 2015. The note was originally issued in August, 2014, but was cancelled and exchanged for a convertible note in May, 2015. The note is convertible at the holder's option into like securities of the Company's next offering at the lesser of a 30% discount to such offering price or $0.45 per share. The note is secured by a security interest in the Company’s assets, and is subordinate to the security interest pledged to Steel Pier Capital Advisors, LLC. The Company evaluated the terms of the convertible notes under FASB ASC 815 and applied derivative accounting treatment to the conversion feature. The discounted value of the note as of June 30, 2015 and December 31, 2014 is $298,406 and $168,627, respectively. The note is currently in default.

As of June 30, 2015 and December 31, 2014, the Company was indebted to Steel Pier Capital Advisors, LLC in the amounts of $637,300 and $532,466, respectively. The note was issued on June 30, 2014. The Company’s Chief Operating Officer is on the board of directors of and an investor in the Steel Pier Capital Advisors, LLC. The note accrues interest at a rate of 15% and is convertible at the holder's option into like securities of the Company's next offering at the lesser of a 30% discount to such offering price or $0.45 per share. The note is secured by a security interest in all of the Company's assets. In connection with the issuance of the note, the Company also issued warrants to the holder to purchase 1,000,000 shares of the Company's Common Stock at an exercise price equal to the lesser of 70% of the price of the Common Stock in the subsequent offering or $0.45 per share, which warrant shall expire five years after the date of issuance. The Company evaluates the terms of the convertible note and warrants at least annually under FASB ASC 815 and has determined that the convertible note and warrants required derivative accounting treatment. This resulted in recognizing a discount of $500,000 on the note which is being amortized over the life of the note and derivative liability in the amount of $270,500 as of June 30, 2015. The discounted value of the note as of June 30, 2015 and December 31, 2014 was $441,729 and $187,500, respectively. This note is currently in default.

On May 13, 2015, the Company issued 325,000 shares of restricted common stock for services to the Company’s Chief Financial Officer having a fair value of $113,750 at $0.35 per share.

On May 14 2015, the Company issued a convertible note payable to a Director of the Company in the $75,000. The note accrues interest at a rate of 15% and is convertible at the holder's option into like securities of the Company's next offering at the lesser of a 30% discount to such offering price or $0.45 per share. The note is secured by a security interest in all of the Company's assets. In connection with the issuance of the note, the Company also issued warrants to the holder to purchase 150,000 shares of the Company's Common Stock at an exercise price equal to the lesser of 70% of the price of the Common Stock in the subsequent offering or $0.45 per share, which warrant shall expire five years after the date of issuance. The Company evaluated the terms of the convertible note and warrants under FASB ASC 815 and has determined that the convertible note and warrants required derivative accounting treatment. This resulted in recognizing a discount of $75,000 on the note which is being amortized over the life of the note and derivative liability in the amount of $55,654 as of June 30, 2015. The discounted value of the note as of June 30, 2015 was $12,726.

Note 6 - Convertible Promissory Notes

During 2015, the Company borrowed a total of $590,000 under four convertible senior secured notes. The notes accrue interest at the rate of 15%, and are convertible at the holder's option into like securities of the Company's next offering at the lesser of a 30% discount to such offering price or $0.45 per share. The notes are secured by a security interest in all of the Company's assets. In connection with the issuance of the notes, the Company also issued warrants to the Holder to purchase 1,180,000 shares of the Company's Common Stock at an exercise price equal to the lesser of 70% of the price of the Common Stock in the subsequent offering or $0.45 per share, which warrant shall expire five years after the date of issuance. The Company evaluated the terms of the convertible notes and warrants under FASB ASC 815 and determined that the convertible note and warrants require derivative accounting treatment which resulted in recognizing a discount that is being amortized over the life of the note, along with derivative liabilities.

The following table summarizes the details of each of the notes:

Convertible Notes Payable Issued in 2015 as of June 30, 2015

				Unamortized	Net Value	Derivative
	Date	Maturity	Face	Discount	Note Payable	Liability

Note 1	01/26/15	10/16/15	$50,000	$21,715	$28,285	$49,469
Note 2	03/17/15	12/16/15	500,000	308,394	191,606	515,527
Note 3	05/01/15	02/01/16	30,000	23,502	6,498	31,942
Note 4	05/04/15	02/04/16	10,000	7,942	2,058	10,640
Totals			$590,000	$361,553	$228,447	$607,579

Defaults on Convertible Promissory Notes

The company has issued 17 senior secured notes totaling $2,852,500 with issue dates ranging from June 30, 2014 to May 14, 2015. As of the date of this report, 12 of these notes with a face value of $2,187,500 and a book value of $1,685,161 are in default.

(A) Derivative liability- convertible notes

The convertible promissory notes have an initial conversion price that is subject to anti-dilution adjustments that allow for the reduction in the conversion price in the event the Company subsequently issues equity securities including common stock or any security convertible or exchangeable for shares of common stock for no consideration or for consideration less than original conversion price.

The derivative liabilities have been measured at fair value at issuance and each reporting period using a binomial model.

The inputs into the binomial models are as follows:

Stock Price	$0.25
Conversion price	$0.18
Risk free rate	0.11%
Expected volatility	128% - 136%
Dividend yield	0%
Average expected life	0.63 years

(B) Derivative liability- warrants

In conjunction with the issuance of the convertible promissory notes, the Company issued warrants to purchase 5,705,000 shares of Common Stock with an exercise price equal to the lesser of 70% of the price of the Common Stock in the subsequent offering or $0.45 per share and a life of five years.

The warrants are subject to anti-dilution adjustments that allow for the reduction in the conversion price in the event the Company subsequently issues equity securities including common stock or any security convertible or exchangeable for shares of common stock for no consideration or for consideration less than the exercise price. The Company accounted for the conversion option in accordance with ASC Topic 815. Accordingly, the conversion option is not considered to be solely indexed to the Company’s own stock and, as such, is recorded as a liability.

The warrant derivative liability has been measured at fair value at issuance and each reporting period using a Black-Scholes model.

The inputs into the Black-Scholes model are as follows:

Stock price	$0.25
Exercise price	0.17
Risk free rate	1.63%
Expected volatility	78%
Dividend yield	0%
Expected life	4.36 - 4.87 years

Note 7 - Promissory Notes

On February 6, 2015, the Company borrowed $500,000 and issued a promissory note. The note accrues interest at an annual rate of 15% and was originally due on March 23, 2015. The note was in default and the maturity date was extended to August 15, 2015. However, shortly before the maturity date the Company and the holder of the note reached an agreement whereby the holder agrees to forbear its rights under the note until no later than October 2, 2015 in exchange for, among other conditions, a $25,000 forbearance fee, which was paid at the time the agreement was executed in August, 2015.

In addition, during the three months ended June 30, 2015, the Company entered into various promissory note agreements in the amount of $73,564 with simple annual interest rates ranging from 15% to 18% annually with maturity dates ranging from 30 to 90 days from the date of issuance. $50,000 of these notes were repaid during the same period. All notes are currently in default.

Note 8 - Equity

(A) Stock Issued for Services

In the first quarter of 2015, the Company issued 550,000 shares of restricted Common Stock for services to consultants having a fair value of $195,000, inclusive of the 275,000 shares issued for financial advisory services.

In the second quarter of 2015, the Company issued 1,483,000 shares of restricted Common Stock for services to consultants and vendors having a fair value of $465,860, inclusive of related party transactions. This is inclusive of 325,000 shares of restricted Common Stock for services to the Company’s Chief Financial Officer having a fair value of $113,750.

(B) Warrants

The following is a summary of the warrants granted, forfeited or expired and exercised:

		Weighted
	Number of	average exercise
	Warrants	price per share

Warrants Outstanding - December 31, 2014	4,875,000	$0.30
Granted	1,630,000	0.22
Excercised	-	-
Warrants Outstanding	6,505,000	0.21
Warrants Excercisable	6,505,000	0.21

The following table summarizes information on warrants exercisable as of June 30, 2015:

	Number	Average
	Outstanding	Remaining	Aggregate
Exercise	at	Life	Intrinsic
Price	June 30, 2015	(Years)	Value

$0.18	5,705,000	4.39	$456,400
$0.50	500,000	1.77	$0
$0.45	300,000	2.00	$0

The 5,705,000 were issued in conjunction with convertible notes as the notes were sold at various times in 2014 and 2015 entitling the holder to purchase shares of the Company's Common Stock at an exercise price equal to the lesser of 70% of the price of the Common Stock in the subsequent offering or $0.45 per share, which warrant shall expire five years after the date of issuance.

The 500,000 were issued on April 4, 2014, in conjunction with a consulting agreement at an exercise price of $0.50 per share and expire three years after the date of issuance.

The 300,000 were issued on June 26, 2015, in conjunction with a consulting agreement at an exercise price of $0.45 per share and expire two years after the date of issuance.

(C) Stock Payable

The following is a summary of the shares of common stock accrued, earned and issued as compensation for members of the Company’s Advisory Board:

As of December 31, 2014	505,898	$0.40	$202,359
Earned	1,184,738	-	-
Less: issued	-	-	-
As of June 30, 2015	1,690,636	$0.25	$414,206

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees to be recognized in the financial statements based on their fair values.

Note 9 – Commitments and Contingencies

Legal Proceedings

We are from time to time subject to various legal proceedings and claims arising in the ordinary course of our business. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Our management periodically evaluates developments that could affect the amount, if any, of liability that we have previously accrued and make adjustments as appropriate. Determining both the likelihood and the estimated amount of a loss requires significant judgment, and management's judgment may be incorrect. We do not believe the ultimate resolution of any pending legal matters is likely to have a material adverse effect on our business, financial position, results of operations or cash flows. The Company believes it has adequately accrued for all matters below.

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

On April 15, 2015, Performance Revenue, LT filed a Notice of Filing of Foreign Country Money Judgment against the Company in the 21st Judicial Circuit Court of the County of St. Louis, State of Missouri, in connection with a Foreign Country Money Judgment entered by the Magistrate Court of Tel-Aviv-Yaffo in the State of Israel in favor of Performance Revenue, LT for indebtedness in the amount of approximately NIS 653,869 (approximately US $168,910).

On May 8, 2015, Millennial Media Inc. filed a complaint against the Company in the 21st Judicial Circuit Court of the County of St. Louis, State of Missouri, alleging indebtedness related to goods, wares, merchandise and services sold by Millennial Media, Inc. to the Company and seeks damages in the amount of $394,859.

On May 18, 2015, Yahoo! Inc. filed a complaint against the Company in 22nd Judicial Circuit Court of City of St. Louis County, Missouri alleging indebtedness in relation to a services contract and seeks damages in the amount of $30,000 together with annual interest at the rate of 9% commencing on June 1, 2014 and related court costs.

Leases

On June 30, 2014, the Company executed a lease for 13,268 square feet of office space in St. Louis, Missouri (effective as of July 5, 2014) under an operating lease that expires in 2021.

The Company subsequently vacated the property and during the three months ended June 30, 2015 came to a mutual agreement to pay the landlord $49,000 to settle the terms of the lease. This amount is included in our Statement of Operations and accrued expenses on our balance sheet as of June 30, 2015.

Financial Advisory Services

On March 20, 2015, the Company executed an engagement letter with Halcyon Cabot Partners, Ltd. to provide financial advisory and investment banking services for the Company through May 31, 2015 and, pursuant to which, the Company paid Halcyon a $13,500 fee upon execution of the engagement letter and an aggregate 275,000 shares of Common Stock. 150,000 shares of Common Stock with a value of $60,000 were issued upon execution of the engagement letter and the remaining 125,000 shares of Common Stock with a value of $37,500 were issued on May 31, 2015.

Note 10 - Subsequent Events

On July 24, 2015 the Company executed an agreement to borrow an additional $57,500. The note accrues interest at an annual rate of 10% and will be repaid in either three equal monthly installments beginning 180 days after the closing date or in shares of Common Stock. The form of the repayment is at the Company’s option.

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

Overview

We are a multimedia digital broadcast streaming media company that offers free music streaming for millions of songs. StationDigital features both genre-based and artist-based music discovery stations to suit an endless variety of musical tastes, and a personal recommendation service for more than three million users - all available both online and through our iOS and Android mobile applications (“apps”).

StationDigital is guided by the ambition to be the first free Internet radio platform to evolve into a comprehensive digital media broadcast platform, available on any device, anywhere, anytime. To that end, StationDigital intends to steadily add music videos, movies, television programming, specialty programming and video games to our platform of digital media and entertainment which will be available to our users at all times. We anticipate that our Listener Rewards Program will extend to each additional digital media offering on the StationDigital platform.

Results of Operations

Comparison of Three Months Ended June 30, 2015 and 2014

Revenue

We generate advertising revenue primarily from audio, display and video advertising sold on a cost-per-thousand impressions, or CPM, basis. Advertisers generally pay us based on the number of delivered impressions. We have arrangements with advertising agencies under which these agencies sell advertising inventory on our service directly to advertisers; we report revenue net of amounts due to agencies. For the three June 30, 2015 and 2014, advertising revenue accounted for 100%of our total revenue, respectively. We expect that advertising will comprise a substantial majority of revenue for the foreseeable future.

For the three months ended June 30, 2015 and June 30, 2014, the Company generated advertising revenue of $0 and $39,054, respectively. The decrease in revenue was due to a reduction in sales and marketing efforts as the Company did not release Version 2 of its web and client software platform (“Version 2”) until April 1, 2015. As Version 1 Music Platform (“Vresion 1”) was discontinued during the first quarter of 2015, there was a period that no application was available to our users and no revenue was generated. Version 2 is not currently in a position to generate revenue.

Cost of Revenue

Cost of revenue generally consists of content acquisition, metadata, royalties and hosting costs.

For the three months ended June 30, 2015 and June 30, 2014, the Company incurred cost of revenue of $43,548 and $248,207, respectively. The decrease in cost of revenue was primarily attributable to a reduction of metadata costs and the release of Version 2 software which is cost effective to operate compared to Version 1 software which we discontinued.

Operating Expenses

For the three months ended June 30, 2015 and June 30, 2014, the Company incurred operating expenses in the amount of $932,519 and $3,616,638, respectively. These operating expenses were comprised of product development costs, advertising, marketing, compensation, office and general expenses.

Sales and marketing as a sub-group decreased from $2,382,129 for the three months ended June 30, 2014 to 8,543 for the three months ended June 30, 2015 due to the reduction of advertising expenses and the write off of customer reward points that were accrued and determined to have no redeemable value. The reduction in advertising costs was due to the lack of capital to fund advertising campaigns in 2015.

Product development expenses as a sub-group decreased from $406,408 for the three months ended June 30, 2014 to $144,358 for the three months ended June 30, 2015 due to the buildout and updating costs of Version 1 being included in the first three months of 2014. No work was done on Version 1 in 2015. In addition, Version 2 buildout costs incurred during the first three months of 2015 were not incurred during the same period of 2014. The buildout costs for Version 2 were less than the buildout costs for Version 1.

Other Expenses

For the three months ended June 30, 2015 and June 30, 2014, the Company realized net other expense of $311,812 and $15,658, respectively. The increase in the other expenses is attributable to the net effect of the gain on the change in derivatives, offset by the increase in interest expense related to the various notes, and the impairment losses. The recording of the impairment losses for property, website development costs and trademarks became necessary when management determined that its lack of operations gave rise to the asset no longer having any value.

Net Loss

The Company incurred a net loss of $1,287,879 for the three months ended June 30, 2015, compared with a net loss of $3,841,449 for the three months ended June 30, 2014. This decrease in the net loss is due to a decrease in advertising costs, a gain on the change in the fair value of the notes payable derivatives, offset by the increase in interest expense associated with the notes payable.

Comparison of Six Months Ended June 30, 2015 and 2014

Revenue

For the six months ended June 30, 2015 and June 30, 2014, the Company generated advertising revenue of $704 and $55,561, respectively. The decrease in revenue was due to a reduction in sales and marketing efforts as the Company did not release Version 2 of its web and client software platform until April 1, 2015, which to date has not generated revenue.

Cost of Revenue

Cost of revenue generally consists of content acquisition, metadata, royalties and hosting costs.

For the six months ended June 30, 2015 and June 30, 2014, the Company incurred cost of revenue of $89,987 and $461,138, respectively. The decrease in cost of revenue was primarily attributable to a reduction of metadata costs and the release of Version 2 software which is cost effective to operate compared to Version 1 software which we discontinued.

Operating Expenses

For the six months ended June 30, 2015 and June 30, 2014, the Company incurred operating expenses in the amount of $2,319,810 and $4,783,063, respectively. These operating expenses were comprised of product development costs, advertising, marketing, compensation, office and general expenses.

Sales and marketing as a sub-group decreased from $3,327,561 for the six months ended June 30, 2014 to $127,300 for the six months ended June 30, 2015 due to the reduction of advertising expenses. This reduction was due to the lack of capital to fund advertising campaigns in 2015.

Product development expenses as a sub-group decreased from $495,957 for the six months ended June 30, 2014 to $380,087 for the six months ended June 30, 2015 due to the buildout and updating of Version 1 costs incurred during the first six months of 2014. No work was done on Version 1 in 2015. In addition, there were Version 2 buildout costs during the six months ended June 30, 2015 that were not in the same period of 2014. The buildout costs for Version 2 were less than the buildout costs for Version 1.

General and Administrative expenses as a sub-group increased from $959,545 for the six months ended June 30, 2014 to $1,812,023 for the six months ended June 30, 2015 due to the increase in consulting service fees, finance fees, legal and professional fees and rent for the office space in St. Louis.

Other Expenses

For the six months ended June 30, 2015 and June 30, 2014, the Company realized net other expense of $1,023,999 and $15,658, respectively. The increase in the other expenses is attributable to the net effect of the gain on the change in derivatives, offset by the increase in interest expense related to the various notes, and the impairment losses. The recording of the impairment losses for property, website development costs, and trademarks became necessary when management determined that its lack of operations gave rise to the asset no longer having any value.

Net Loss

The Company incurred a net loss of $3,433,092 for the six months ended June 30, 2015, compared with a net loss of $5,204,298 for the six months ended June 30, 2014. This decrease in the net loss is due to a decrease in advertising costs, a gain on the change in the fair value of the notes payable derivatives, offset by the increase in interest expense associated with the notes payable.

Liquidity and Capital Resources

As of June 30, 2015 and December 31, 2014, we had $23,601 and $8,325, respectively, of cash. Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.

In order to continue operations and development, we will be dependent on raising capital, debt or equity, from outside sources. Such capital may not be available on terms acceptable to us, if at all. If credit financing becomes available, we would likely have to pay additional costs associated with high risk loans and may be subject to an above market interest rate. We may also incur substantial costs in pursuing such capital financing, including legal fees, accounting fees, securities law compliance fees and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition. There is no assurance that we will be able to obtain sufficient funds on terms acceptable to us, or at all. If we cannot obtain the necessary financing, we would be required to limit our activities or cease business operations. As a result, investors who have invested in our common stock would lose all of their investment.

Our continuation as a going concern is dependent upon the continued financial support from our lenders and investors, our ability to obtain necessary financing to continue operations and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

From January 1, 2015 to June 30, 2015 we have obtained various notes totaling $1,434,533 and issued warrants to purchase 1,330,000 shares of common stock to continue to provide the operating capital necessary to sustain the business until additional financing is obtained. $50,000 of these notes were repaid during the six months ended June 30, 2015.

Cash Flows Used In Operating Activities

Cash used in operating activities in the six months ended June 30, 2015 was $958,127, compared to $1,021,373 in the six months ended June 30, 2014. The increase in cash used by operating activities was primarily the result of the timing of ordinary business operating activities and the decrease in the size of the business.

Cash Flows Used In Investing Activities

Cash used in investing activities in the six months ended June 30, 2015 was $343,680, compared to $0 in the six months ended June 30, 2014. The increase in cash used by operating activities was the result of payments for website development costs and the trademark application.

Cash Flows Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2015 was $1,317,083 compared to $1,265,632 for the six months ended June 30, 2014. The increase in the net cash provided by financing activities was primarily the result of the proceeds from promissory and convertible notes.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's (“SEC’s”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, our CEO and CFO concluded that as of June 30, 2015, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, validated, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The conclusion was due to the presence of the following material weaknesses in disclosure controls and procedures due to our small size and limited resources: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. generally accepted accounting principles and SEC Guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy.

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

Changes in Internal Controls over Financial Reporting

During the fiscal quarter ended June 30, 2015, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to the fiscal quarter ended June 30, 2015, the CFO resigned from his position as Chief Financial Officer and Principal Accounting Officer effective as of the same date. The Company intends to conduct a search for a new Chief Financial Officer/ Principal Accounting Officer. Edward Storm, the Company’s Chief Operating Officer, will assume the role of interim Chief Financial Officer/ Principal Accounting Officer until a new Chief Financial Officer/ Principal Accounting Officer is appointed.

The departure of the CFO could result in a material weakness in internal controls over financial reporting with respect to segregation of duties. The Company is in the process of remediating this potential material weakness, however since a remediation is not currently in place, management has concluded that a material weakness in internal controls over financial reporting exists at this time.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Other than the following, we are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business:

On September 8, 2014, Andrew Gladney filed a complaint against the Company and a co-defendant, CloudWeb Store, Inc. in the 21st Judicial Circuit Court of the County of St. Louis, State of Missouri, alleging that the Company and CloudWeb failed to compensate him for the services rendered pursuant to a consulting agreement and related correspondence.

On April 15, 2015, Performance Revenue, LT filed a Notice of Filing of Foreign Country Money Judgment against the Company in the 21st Judicial Circuit Court of the County of St. Louis, State of Missouri, in connection with a Foreign Country Money Judgment entered by the Magistrate Court of Tel-Aviv-Yaffo in the State of Israel in favor of Performance Revenue, LT.

On May 8, 2015, Millennial Media Inc. filed a complaint against the Company in the 21st Judicial Circuit Court of the County of St. Louis, State of Missouri, alleging indebtedness related to goods, wares merchandise and services sold by Millennial Media, Inc. to the Company.

On May 18, 2015, Yahoo! Inc. filed a complaint against the Company in 22nd Judicial Circuit Court of City of St. Louis County, Missouri alleging indebtedness in relation to a services contract.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issued for Services

In the first quarter of 2015, the Company issued and accrued 550,000 shares of restricted common stock for services to consultants having a fair value of $195,000.

In the second quarter of 2015, the Company issued or accrued 1,483,000 shares of restricted common stock for services to a consultant having a fair value of $465,860. This is inclusive of 325,000 shares of restricted common stock for services to the Company’s Chief Financial Officer having a fair value of $113,750.

Convertible Note

On May 1, 2015, the Company issued a secured convertible note to Edward Storm, our Chief Operating Officer and Director, in the principal amount of $332,854 with a maturity date of June 1, 2015 and bearing interest at the rate of 15% per annum (the “Convertible Note”). The note is convertible into shares of common stock at the lesser of (A) 70% of the per share price of common stock or like securities in a subsequent financing and (B) $0.45 per share, subject to adjustment. The Convertible Note is secured by a security interest in the Company’s assets, and is subordinate to the security interest pledged to Steel Pier Capital Advisors, LLC. On June 2, 2015, the maturity date of the Convertible Note was extended from June 1, 2015 to August 15, 2015. Currently the note is in default.

On May 14, 2015, the Company issued a convertible note payable to a Director of the Company in the $75,000. The note accrues interest at a rate of 15% and is convertible at the holder's option into like securities of the Company's next offering at the lesser of a 30% discount to such offering price or $0.45 per share. The note is secured by a security interest in all of the Company's assets. In connection with the issuance of the note, the Company also issued warrants to the holder to purchase 150,000 shares of the Company's Common Stock at an exercise price equal to the lesser of 70% of the price of the Common Stock in the subsequent offering or $0.45 per share, which warrant shall expire five years after the date of issuance.

Item 3. Defaults Upon Senior Securities.

As of the date of this report, the following senior secured notes paying having a face value of $2,187,500 are in default:

On August 15, 2014 the Company issued a convertible note in the aggregate amount of $100,000 to a note holder The convertible note matured on May 15, 2015. As of the date of this report, the convertible note is in default and the Company is indebted to the note holder in the amount of $116,875 which includes the outstanding principle and unpaid accrued interest on the convertible note.

On August 26, 2014 the Company issued a convertible note in the aggregate amount of $25,000 to a note holder. The convertible note matured on May 26, 2015. As of the date of this report, the convertible note is in default and the Company is indebted to the note holder in the amount of $29,104 which includes the outstanding principle and unpaid accrued interest on the convertible note.

On August 26, 2014 the Company issued a convertible note in the aggregate amount of $25,000 to a note holder. The convertible note matured on May 26, 2015. As of the date of this report, the convertible note is in default and the Company is indebted to the note holder in the amount of $29,104 which includes the outstanding principle and unpaid accrued interest on the convertible note.

On September 25, 2014 the Company issued a convertible note in the aggregate amount of $25,000 to a note holder. The convertible note matured on June 25, 2015. As of the date of this report, the convertible note is in default and the Company is indebted the note holder in the amount of $28,802 which includes the outstanding principle and unpaid accrued interest on the convertible note.

On September 25, 2014 the Company issued a convertible note in the aggregate amount of $12,500 to a note holder. The convertible note matured on June 25, 2015. As of the date of this report, the convertible note is in default and the Company is indebted to the note holder in the amount of $14,401 which includes the outstanding principle and unpaid accrued interest on the convertible note.

On September 25, 2014 the Company issued a convertible note in the aggregate amount of $50,000 to a note holder. The convertible note matured on June 25, 2015. As of the date of this report, the convertible note is in default and the Company is indebted to the note holder in the amount of $57,604 which includes the outstanding principle and unpaid accrued interest on the convertible note.

On September 25, 2014 the Company issued a convertible note in the aggregate amount of $100,000 to a note holder. The convertible note matured on June 25, 2015. As of the date of this report, the convertible note is in default and the Company is indebted to the note holder in the amount of $115,208 which includes the outstanding principle and unpaid accrued interest on the convertible note.

On November 2, 2014 the Company issued a convertible note in the aggregate amount of $50,000 to a note holder. The convertible note matured on August 2, 2015. As of the date of this report, the convertible note is in default and the Company is indebted to the note holder in the amount of $56,883 which includes the outstanding principle and unpaid accrued interest on the convertible note.

On November 2, 2014 the Company issued a convertible note in the aggregate amount of $200,000 to a note holder. The convertible note matured on August 2, 2015. As of the date of this report, the convertible note is in default and the Company is indebted to the note holder in the amount of $227,333 which includes the outstanding principle and unpaid accrued interest on the convertible note.

On November 2, 2014 the Company issued a convertible note in the aggregate amount of $100,000 to a note holder. The convertible note matured on August 2, 2015. As of the date of this report, the convertible note is in default and the Company is indebted to the note holder in the amount of $113,667 which includes the outstanding principle and unpaid accrued interest on the convertible note.

On November 7, 2014 the Company issued a convertible note in the aggregate amount of $1,000,000 to a note holder. The convertible note matured on August 7, 2015. As of the date of this report, the convertible note is in default and the Company is indebted to the note holder in the amount of $1,134,583 which includes the outstanding principle and unpaid accrued interest on the convertible note.

On March 16, 2015 the Company issued a convertible note in the aggregate amount of $500,000 to a note holder. The convertible note matures on December 16, 2015. As of the date of this report, the convertible note is in default due to the NIFTY TV Transaction cancellation by the company and the Company is indebted to the note holder in the amount of $540,417 which includes the outstanding principle and unpaid accrued interest on the convertible note.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibit Index

Exhibit No.	Description

10.1

Securities Purchase Agreement, Convertible Note and Warrant by and between StationDigital Corporation and St. George Investments LLC dated as of July 24, 2015 (Incorporated by reference to Exhibit 10.1, 10.2 and 10.3, respectively, to the registrant’s current report on Form 8-K, filed July 29, 2015).

10.2*	Security Agreement by and between StationDigital Corporation and Edward Storm, dated May 1, 2015.
10.3*	Secured Convertible Note issued to Edward Storm, dated May 1, 2015.
31.1*	Certification of Principal Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS**	XBRL Instance Document
101 SCH**	XBRL Taxonomy Extension Schema Document
101 CAL**	XBRL Taxonomy Calculation Linkbase Document
101 LAB**	XBRL Taxonomy Labels Linkbase Document
101 PRE**	XBRL Taxonomy Presentation Linkbase Document
101 DEF**	XBRL Taxonomy Extension Definition Linkbase Document

_________

* filed herewith

** furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 28, 2015	By:	/s/ Louis Rossi
Louis Rossi
Chairman, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Edward L. Storm
Edward L. Storm
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

