Form 10-Q/A
period 2015-06-30
STATIONDIGITAL CORP
filed 2015-09-29
CIK 1449097

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q for the quarterly period ended June 30, 2015, filed with the Securities and Exchange Commission on September 28, 2015. The Registrant had completed all necessary files but due to a technical error with the SEC EDGAR system, the XBRL Interactive Data Files could not be uploaded. No other changes have been made to this report except to include the XBRL Interactive Data Files.

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

Dated: September 29, 2015	By:	/s/ Louis Rossi
Louis Rossi
Chairman, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Edward L. Storm
Edward L. Storm
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

